Form 10-Q
period 2006-09-30
THERMAGE INC
filed 2006-12-08
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33123

THERMAGE, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0373593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25881 Industrial Boulevard, Hayward, California 94545

(Address of principal executive offices) (Zip Code)

(510) 782-2286

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 30, 2006, 22,754,576 shares of the registrant’s common stock were outstanding.

*	The Registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on November 9, 2006, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

THERMAGE, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,530	$10,121
Accounts receivable, net	3,877	2,857
Inventories, net	5,468	5,411
Prepaid expenses and other current assets	1,831	1,350

Total current assets	21,706	19,739
Restricted cash	—	107
Property and equipment, net	3,069	4,073
Other assets	111	113

Total assets	$24,886	$24,032

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$1,650	$1,977
Accrued liabilities	6,312	4,774
Current portion of deferred revenue	1,016	1,188
Customer deposits	91	45
Current portion of borrowings	1,696	808

Total current liabilities	10,765	8,792
Deferred rent, net of current portion	73	110
Other long-term liabilities	—	107
Deferred revenue, net of current portion	716	610
Borrowings, net of current portion	3,225	4,040
Preferred stock warrants liability	4,297	3,937

Total liabilities	19,076	17,596

Contingencies (Note 7)
Redeemable convertible preferred stock, $0.001 par value:
26,360,000 shares authorized;
12,138,533 shares and 12,042,274 issued and outstanding	46,314	45,169

Stockholders’ deficit:
Common stock, $0.001 par value:
29,100,000 shares authorized
4,336,350 and 4,037,774 issued and outstanding	4	4
Additional paid-in capital	5,201	5,682
Deferred stock-based compensation	(7)	(3,541)
Notes receivable from stockholders	(124)	(598)
Accumulated deficit	(45,578)	(40,280)

Total stockholders’ deficit	(40,504)	(38,733)

Total liabilities and stockholders’ deficit	$24,886	$24,032

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$12,507	$8,500	$39,569	$31,317
Cost of revenue	3,493	2,571	11,172	8,857

Gross margin	9,014	5,929	28,397	22,460

Operating expenses
Sales and marketing	5,785	4,952	17,935	15,070
Research and development	2,189	2,256	7,129	6,543
General and administrative	2,688	1,539	7,345	5,501
Litigation settlement gain	—	—	—	(1,646)

Total operating expenses	10,662	8,747	32,409	25,468

Loss from operations	(1,648)	(2,818)	(4,012)	(3,008)
Interest and other income	135	108	375	251
Interest and other expense	(33)	(727)	(1,661)	(740)

Loss before income taxes and cumulative effect of change in accounting principle	(1,546)	(3,437)	(5,298)	(3,497)
Provision for income taxes	—	—	—	—

Net loss before cumulative effect of change in accounting principle	(1,546)	(3,437)	(5,298)	(3,497)

Cumulative effect of change in accounting principle	—	(697)	—	(697)

Net loss	$(1,546)	$(4,134)	$(5,298)	$(4,194)

Net loss allocable to common stockholders	$(1,546)	$(4,134)	$(5,298)	$(4,194)

Net loss per share — basic and diluted:
Before cumulative effect of change in accounting principle		$(0.92)		$(0.97)
Cumulative effect of change in accounting principle		(0.19)		(0.19)

Net loss per share — basic and diulted	$(0.36)	$(1.11)	$(1.26)	$(1.16)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	4,317,069	3,732,705	4,196,954	3,619,285

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows used in operating activities
Net loss	$(5,298)	$(4,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,598	1,485
Interest receivable on stockholder notes	45	(16)
Amortization of warrants on notes payable	77	—
Changes in preferred stock warrant liability	1,075	1,399
Loss on disposal on property, plant and equipment	5	4
Stock-based compensation	2,662	269
Allowance for doubtful accounts	2	—
Reserve for excess and obsolete inventory	4	(19)
Change in assets and liabilities
Accounts receivable	(1,022)	(791)
Inventories	(204)	1,253
Prepaid expenses and other current assets	320	(1,102)
Other non-current assets	2	10
Accounts payable	(750)	(396)
Accrued and other liabilities	1,119	(151)
Deferred revenue	(66)	(107)
Customer deposits	46	(57)
Deferred rent	(37)	(37)

Net cash used in operating activities	(422)	(2,450)

Cash flows used in investing activities
Acquisition of property and equipment	(456)	(1,860)
Change in restricted cash	107	(53)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(347)	(1,913)

Cash flows from financing activities
Repayments on equipment leases	(4)	(4)
Proceeds from notes receivable from stockholders	384	—
Proceeds from exercise of stock options	440	32
Proceeds from exercise of stock warrants	427	—
Payments of capitalized IPO related costs	(69)	—

Net cash provided by financing activities	1,178	28

Net increase (decrease) in cash and cash equivalents	409	(4,335)
Cash and cash equivalents at beginning of period	10,121	11,706

Cash and cash equivalents at end of period	$10,530	$7,371

Supplemental disclosure of significant non-cash investing and financing activities
Reclassification of preferred stock warrants upon adoption of FSP 150-5	$—	$1,616

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Thermage, Inc. (the “Company”) develops, manufactures, and markets radiofrequency-based equipment and disposable products for non-invasive treatment of wrinkles. The Company was incorporated in California on January 11, 1996 and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. On November 9, 2006, the Company completed an initial public offering (“IPO”) of 6,000,000 shares of its common stock at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $40,037. Also see Subsequent Events at Note 9.

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or for any future year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 included in the Company’s Amendment No. 5 to its Registration Statement on Form S-1 relating to its initial public offering of shares of its common stock.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Amendment No. 5 to its Registration Statement on Form S-1 filed on November 9, 2006 and have not changed as of September 30, 2006.

NOTE 2 — NET LOSS PER SHARE

Basic net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Historical net loss per share:
Numerator
Net loss	$(1,546)	$(4,134)	$(5,298)	$(4,194)
Net loss allocable to preferred stockholders	—	—	—	—

Net loss allocable to common stockholders	$(1,546)	$(4,134)	$(5,298)	$(4,194)

Denominator
Weighted-average common shares outstanding	4,333,007	4,028,696	4,229,767	4,038,943
Less: weighted-average unvested common shares subject to repurchase	(15,938)	(295,991)	(32,813)	(419,658)

Denominator for basic and diluted net loss per share	4,317,069	3,732,705	4,196,954	3,619,285

Basic and diluted net loss per share	$(0.36)	$(1.11)	$(1.26)	$(1.16)

The following outstanding options, common stock subject to repurchase, convertible preferred stock and convertible preferred stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	3,258,794	3,004,992	3,258,794	3,004,992
Common stock subject to repurchase	7,500	264,584	7,500	264,584
Convertible preferred stock	12,138,533	12,042,274	12,138,533	12,042,274
Convertible preferred stock warrants	520,783	600,940	520,783	600,940

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting uncertainty in tax positions. This Interpretation requires that the Company recognizes in its financial statements, the impact of a tax provision, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for the year ending December 31, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132(R). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements.

NOTE 4 — PREFERRED STOCK WARRANTS

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 affirms that such warrants are subject to the requirements in SFAS 150, regardless of the timing of the redemption feature or the redemption price. Therefore, under SFAS 150, the freestanding warrants that are related to the purchase of the Company’s convertible preferred stock are liabilities that should be recorded at fair value. The Company previously accounted for freestanding warrants for the purchase of convertible preferred stock under EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005. For the three and nine months periods ended September 30, 2005, the impact of the change in accounting principle was to increase net loss by $697. There was $702 of additional expense recorded in other expense to reflect the increase in fair value between July 1, 2005 and September 30, 2005. The Company recorded $164 of additional income and $1,075 of additional expense recorded in other expense to reflect the change in fair value of the warrants between July 1, 2006 and September 30, 2006 and January 1, 2006 and September 30, 2006, respectively.

The Company used a Black-Scholes option pricing model to value the convertible preferred stock warrants at each reporting period and upon initial adoption of FSP 150-5. The weighted average assumptions used to value the preferred stock warrants upon adoption of FSP 150-5 and at the end of each subsequent reporting period were as follows:

	September 30, 2006	December 31, 2005	September 30, 2005	July 1, 2005
Risk free interest rate	4.65%	4.36%	4.15%	3.74%
Remaining contractual life (in years)	2.76	3.42	3.51	3.76
Dividend yield	—	—	—	—
Expected volatility	53%	54%	55%	55%
Fair value of preferred stock	$11.93	$9.58	$8.18	$6.78

In September 2006, the Company issued 96,259 shares of Series C Preferred Stock upon the net exercise of outstanding warrants. Accordingly, the Company transferred $715 to redeemable convertible preferred stock from preferred stock warrants liability. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or the completion of a liquidation event.

NOTE 5— BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$1,907	$1,685
Work-in-process	1,131	293
Finished goods	2,430	3,433

	$5,468	$5,411

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Research and development	$33	$102
Travel and entertainment	213	138
Warranty	320	296
Sales and use tax	141	215
Payroll and related expenses	3,238	2,342
Professional fees	1,157	192
Accrued claims	542	846
Other	668	643

	$6,312	$4,774

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Balance at beginning of period	$296	$345
Accruals for warranties issued during the period	174	197
Accruals related to pre-existing warranties (including changes in estimates)	50	—
Settlements made during the period	(200)	(244)

Balance at end of period	$320	$298

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Balance at beginning of period	$1,442	$1,657
Payments received	907	373
Revenue recognized	(755)	(483)

Balance at end of period	$1,594	$1,547

The Company incurred costs of $309 and $511 under extended warranty contracts during the nine month periods ended September 30, 2006 and 2005, respectively.

NOTE 7 —CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements of the Company.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representation and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In accordance with its certificate of incorporation, bylaws and individual indemnification agreements, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such a capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amount paid for future claims.

NOTE 8 — STOCK-BASED COMPENSATION

1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan (the “Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. The Company has reserved 5,940,000 shares of common stock for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally vest over four years.

Activity under the Plan for the nine months ended September 30, 2006 is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Terms (Years)	Aggregate Intrinsic Value
Balance, December 31, 2005	73,196	3,347,541	$2.96
Additional shares reserved	250,000	—	—
Options granted	(2,516,034)	2,516,034	2.51
Options exercised	—	(400,660)	1.09
Options repurchased or cancelled	2,306,205	(2,204,121)	4.07

Balance, September 30, 2006	113,367	3,258,794	$2.09	8.06	$32,064

Options vested and expected to vest at September 30, 2006		3,037,134	$2.04	7.43	$30,053
Options vested at September 30, 2006		1,481,756	$1.40	7.30	$15,608

The aggregate intrinsic value amounts disclosed in the above table have been computed based on the difference between the original exercise price of the options and the deemed fair value of the Company’s common stock, as estimated by management, of $11.93 at September 30, 2006.

2006 Equity Incentive Plan

On August 2, 2006, the Board of Directors adopted the 2006 Equity Incentive Plan. A total of 2,750,000 shares of common stock were reserved for issuance pursuant to the 2006 Equity Incentive Plan. In addition, the shares reserved for issuance under the 2006 Equity Incentive Plan included shares reserved but unissued under the Company’s existing stock option plan as the result of termination of options or the repurchase of shares. The 2006 Equity Incentive Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Equity Incentive Plan became effective on November 9, 2006, upon the closing of the Company’s initial public offering.

2006 Employee Stock Purchase Plan

On August 2, 2006, the Board of Directors adopted the 2006 Employee Stock Purchase Plan. A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective on November 9, 2006, upon the closing of the Company’s initial public offering.

Stock Option Repricing

During March 2006, the Company repriced certain stock option awards held by 116 of its employees. Under the terms of this repricing, the Company repriced employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, the employees who were previously granted certain stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, the Company repriced 447,565 vested options and 1,523,035 unvested options having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, the Company also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. The Company has accounted for the repricing and cancellation transactions as a modification under SFAS No. 123R and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, the Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repriced options, the Company recorded stock compensation expense of $1,614 in the nine months ended September 30, 2006. Incremental compensation cost resulting from the modification was $1,353 during the nine month period ended September 30, 2006.

Stock-based Compensation under APB No. 25

During the year ended December 31, 2005 and the nine-month period ended September 30, 2006, the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options granted during the year ended December 31, 2005 and the fair market value of the Company’s stock at the date of grant, determined with hindsight. During the year ended December 31, 2005, the Company recorded deferred stock-based compensation related to these options of $3,865. This deferred stock based compensation is amortized to expense on a straight-line basis over the period during which the Company’s options vest, generally four years. Amortization of deferred stock-based compensation was $190 and $163 during the nine months ended September 30, 2006 and 2005, respectively

In connection with the repricing of stock options during the nine months ended September 30, 2006, the Company followed the provisions of SFAS No. 123R and eliminated its remaining deferred stock-based compensation amounts of $3,344 related to modified stock options. Stock compensation charges for the modified options will be recorded in accordance with SFAS No. 123R.

Stock-based Compensation under EITF No. 96-19

In connection, with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $155 and $105 for the nine months ended September 30, 2006 and 2005, respectively.

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the nine months ended September 30, 2006 were as follows:

Nine Months Ended September 30, 2006
Dividend yield	0.00%
Annual risk-free return	4.77%
Expected volatility	55%
Expected term (years)	4.25

During the nine months ended September 30 2006, the Company granted stock options to purchase an aggregate of 2,516,034 shares of common stock with an estimated weighted-average grant-date fair value of $8.92 per share. These amounts include new grants and the options that were repriced during March 2006. The total fair value of options that vested during the nine months ended September 30, 2006 was $2,846. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $3,848. Net cash proceeds from the exercise of stock options were $440 for the nine months ended September 30, 2006.

Employee stock-based compensation expense recognized under SFAS No. 123R in the nine months ended September 30, 2006 was $2,316 and was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2006, the Company had $6,621 of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock option plans that will be recognized over a weighted-average period of 3.2 years.

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue	$12	$1	$53	$2
Sales and marketing	264	46	1,023	108
Research and development	174	4	462	67
General and administrative	329	23	1,124	92

Total stock-based compensation expense	$779	$74	$2,662	$269

NOTE 9 — SUBSEQUENT EVENTS

Initial Public Offering

On November 9, 2006, the Company completed an initial public offering (“IPO”) in which the Company sold 6,000,000 shares of its common stock at a price to the public of $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. The net proceeds of the IPO were $40,037 after deducting underwriting discounts and before deducting total estimated expenses in connection with the offering of $2,300. Upon the closing of the IPO, all of the Company’s outstanding 12,406,134 shares of its redeemable convertible preferred stock converted into an aggregate of 12,406,134 shares of the common stock. All outstanding warrants to acquire shares of its preferred stock automatically became exercisable for common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectation that ThermaTip sales will continue to increase as a percentage of revenue versus generator sales, while generator sales increase in absolute terms; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We were incorporated in 1996, and through the third quarter of 2002, we were principally engaged in development and regulatory clearance activities. We received FDA clearance to market our ThermaCool system for treatment of periorbital wrinkles and rhytids in the fourth quarter of 2002 and for the treatment of facial wrinkles and rhytids in June 2004. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator and cooling module with a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. Since 2002, we have developed several ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. Our customers primarily consist of dermatologists and plastic surgeons. As of September 30, 2006, we had an installed base of over 1,900 ThermaCool RF generators and had sold over 305,000 ThermaTips.

Significant Business Trends

We commercially launched our ThermaCool system in the fourth quarter of 2002. From that time until the end of 2003, demand for our product increased as a result of rapid uptake by early adopters. During 2004, we slightly increased the average selling price of our RF generator and significantly increased the average selling price of our ThermaTips. In addition, we began implementation of a new procedure algorithm and focused our sales force on the time-consuming and difficult process of re-training and certifying our customers on the revised algorithm to the detriment of system sales. These factors contributed to a trend of declining unit sales beginning in the second half of 2004. During 2005 and the first half of 2006, we responded to the declining sales trends by implementing several changes, including lowering ThermaTip prices, providing a wider array of ThermaTip product options, including introduction of a larger treatment tip that reduced procedure time, and reorganizing our sales and marketing organization. Beginning with the last quarter of 2005, we experienced a reversal in the negative unit sales trends that were experienced in the previous twelve months. This improved performance and market penetration continued during the first three quarters of 2006.

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For 2003, 2004, 2005, and the first nine months of 2006 we derived 29%, 60%, 66% and 72% respectively, of our revenue from ThermaTip and other consumable sales, and 70%, 39%, 31% and 25% respectively, of our revenue from ThermaCool RF generator sales. As the installed base of ThermaCool RF generators has grown, so too have grown the number of physicians performing our Thermage procedure, and, consequently, sales of disposable ThermaTips have increased as a percentage of revenue versus generator sales. We expect this trend to continue, and we expect to derive a greater percentage of our revenue from sales of ThermaTips and other consumables in the future. Sales of RF generators have declined, not only on a percentage basis, but also on an absolute basis. This reflects our decision to prioritize our limited resources towards servicing existing customers’ demands, rather than seeking new customers, because we believe we maximize operating results by emphasizing repeat ThermaTip sales over one time RF generator sales. With growth in our sales organization, we believe that the sale of RF generators will grow in absolute terms, but continue to decline as a percentage of revenue. The balance of our revenue is derived from product service and shipping. Variations in unit sales of ThermaTips and our ThermaCool RF generator may significantly impact revenue in a given quarter.

We market the ThermaCool system, including our single-use ThermaTips, in the United States to physicians through a direct sales force and internationally through a network of 30 distributors in 73 countries. In 2003, 2004 and 2005 and the nine months ended September 30, 2006, we derived 79%, 72%, 56% and 52%, respectively, of our revenue from sales of our products and services within the United States. For 2003, 2004, 2005 and the nine months ended September 30, 2006, we derived 21%, 28%, 44% and 48%, respectively, of our revenue from sales of our products and services outside the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	52%	55%	52%	58%
Asia Pacific	22%	26%	23%	22%
Europe/Middle East	12%	7%	13%	10%
Rest of the world	14%	12%	12%	10%

Total net revenue	100%	100%	100%	100%

We expect our operating expenses to increase in the future as a result of increased sales and marketing activity to promote revenue growth and geographic expansion, continued research and development of new products and technologies, and increased general and administrative expenses to support our overall anticipated growth and public company requirements. We also expect additional stock-based compensation expense in future periods due to our adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, beginning January 1, 2006.

Future operating results are difficult to predict accurately. We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including the timing of introduction and the degree of acceptance of future product offerings, unanticipated interruptions and expenses related to our manufacturing operations, and the performance of our direct sales force and international distributors.

Significant Industry Factors

The growth of our business relies on our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology and products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. We have in the past noticed brief increases both in demand for our products and in demand for our Thermage procedure, as well as in traffic to our website, following positive national media coverage, such as when Thermage was featured on Oprah in 2003 and on subsequent rebroadcasts. However, we believe that, conversely, negative media exposure has adversely impacted potential sales. We experience frequent positive, negative and neutral media coverage throughout a fiscal quarter. Our sales are also impacted by other factors outside of our control, such as prior patient and practicing physician recommendations. Consequently, while we believe that media exposure and other factors outside of our direct control play a role in our long-term success, to date we have not been able to quantify the impact of particular media exposure or media exposure, in general, and have not observed any material effect, positive or negative, on our quarterly financial results of operations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2006 and September 30, 2005

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $4.0 million, or 47%, from $8.5 million to $12.5 million for the three months ended September, 2006, as compared to the same period in 2005. Net revenue increased $8.3 million, or 26%, from $31.3 million to $39.6 million for the nine months ended September 30, 2006, as compared to the same period in 2005. Sales of ThermaTips and other consumables increased $3.2 million, or 54%, from $5.7 million to $8.9 million for the three months ended September 30, 2005 and 2006, respectively. Sales of Therma Tips and other consumables increased $7.4 million, or 35%, from $21.1 million to $28.5 million for the nine months ended September 30, 2005 and 2006, respectively. Sales of ThermaCool RF generator increased $0.7 million, or 27%, from $2.5 million to $3.2 million for the three months ended September 30, 2005 and 2006, respectively. Sales of ThermaCool RF generator increased $0.4 million, or 5%, from $9.5 million to $9.9 million for the nine months ended September 30, 2005 and 2006, respectively. International sales to distributors accounted for 48% of revenue for the three and nine months ended September 30, 2006, as compared to 45% and 42% in the same periods in 2005. The increase in revenue was driven by increased adoption of our 3.0 cm2 ThermaTip, the introduction of our new 0.25 cm2 ThermaTip and expansion into new international markets, partially offset by lower average selling prices beginning in April 2005.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Cost of revenue increased $0.9 million, or 36%, from $2.6 million to $3.5 million for the three months ended September 30, 2005 and 2006, respectively. Cost of revenue increased $2.3 million, or 26%, from $8.9 million to $11.2 million for the nine months ended September 30, 2005 and 2006, respectively. The increase was primarily due to the increased volume of single-use ThermaTips and other consumables sold. Gross margin was 70% and 72% of revenue for the three months ended September 30, 2005 and 2006, respectively. Gross margin was 72% of revenue for each of the nine months ended September 30, 2005 and 2006. Improvements in gross margins in the three months ended September 30, 2006 were primarily due to mix towards the higher margin ThermaTips products.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows, marketing, customer service and business development. Sales and marketing expenses increased $0.8 million, or 17%, from $5.0 million to $5.8 million for the three months ended September 30, 2005 and 2006, respectively. Sales and marketing expenses increased $2.8 million, or 19%, from $15.1 million to $17.9 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in the three months ended September 2005 and 2006 was primarily attributable to an increase of $0.7 million in personnel and commission costs and an increase in stock-based compensation charges of $0.2 million. The increase in the nine months ended September 2005 and 2006 was primarily attributable to an increase of $1.7 million in personnel and commission costs and in related travel expenses associated with the expansion of our international sales force and marketing staff, as well as an increase of $0.2 million in promotional costs primarily due to an increased number of customer workshops, trade shows and promotional efforts and an increase in stock-based compensation charges of $0.9 million.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses remained fairly constant in the three months ended September 30, 2005 and 2006, and increased $0.6 million, or 9%, from $6.5 million to $7.1 million for the nine months ended September 30, 2005 and 2006, respectively. Higher stock-based compensation costs in the three months ended September 2006, compared to a year ago period was offset by lower clinical study costs in 2006. The increase in the nine months ended September 2005 and 2006 was primarily related to increased stock-based compensation charges of $0.4 million, higher personnel costs of $0.2 million, partially offset by lower clinical studies costs incurred in 2006 of $0.2 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $1.2 million, or 75%, from $1.5 million to $2.7 million for the three months ended September 30, 2005 and 2006, respectively. General and administrative expenses increased $1.8 million, or 34%, from $5.5 million to $7.3 million for the nine months ended September 30, 2005 and 2006, respectively. The increase in the three months ended September 30, 2006 was primarily attributable to $0.7 million of expenses incurred in preparing the recently completed initial public offering and an increase in stock-based compensation charges of $0.3 million. The increase in general and administrative expenses during the nine months ended September 30, 2006 was primarily due expenses incurred in preparing the recently completed initial public offering of $0.7 million and an increase in stock-based compensation charges of $1.0 million.

Litigation Settlement. In June 2005, we reached an agreement with Syneron that settled patent-related claims of the parties against each other. Under this agreement, the parties granted each other non-exclusive paid-up licenses under the patents in the suit and related patents. We received a one-time payment of $1.8 million, recorded net of certain legal expenses as $1.6 million. The license granted to Syneron excludes the right to utilize our monopolar RF and capacitive electrical coupling and the license granted to us excludes the right to utilize Syneron’s Electro-Optical Synergy technology.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances. Interest and other income remained fairly constant in the three months ended September 30, 2005 and 2006, and increased $124,000, or 49%, from $251,000 to $375,000 for the nine months ended September 30, 2005 and 2006, respectively due to higher average cash balances resulting from the proceeds of our GE Capital borrowings.

Interest and Other Expense. Interest and other expense of $0.7 million for the three months and nine months ended September 30, 2005 consists primarily of expense related to changes in the fair value of our convertible preferred stock warrants under FSP 150-5. Interest and other expense for the three months ended September 30, 2006 consisted of a net credit of $0.2 million related to changes in the fair value of our convertible preferred stock warrants and $0.2 million of interest expense on our GE Capital borrowing. Interest and other expense for the nine months ended September 30, 2006 was $1.7 million, and consisted primarily of interest expense on our borrowings of $0.6 million and expenses related to changes in the fair value of our convertible preferred stock warrants of $1.1 million. We drew $5.0 million from GE Capital in the fourth quarter of 2005.

Stock-Based Compensation

For the three month and nine month periods ended June 30, 2005 and 2006, employee and non-employee stock-based compensation expense has been allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenue	$12	$1	$53	$2
Sales and marketing	264	46	1,023	108
Research and development	174	4	462	67
General and administrative	329	23	1,124	92

Total stock-based compensation expense	$779	$74	$2,662	$269

We recorded employee stock-based compensation expense of $0.8 million and $2.7 million in the three and nine months ended September 30, 2006. For the nine months ended September 30, 2006, the total compensation cost related to stock-based awards granted or modified under SFAS 123R to employees and directors but not yet recognized was approximately $6.6 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over a weighted average period of approximately 3.2 years.

During March 2006, we repriced stock option awards held by 116 of our employees. Under the terms of this repricing, we repriced certain employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, employees who were previously granted stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, we repriced 447,565 vested options and 1,523,035 unvested options having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, we also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. We have accounted for the repricing and cancellation transactions as a modification under SFAS No. 123R and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, we will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repricing, we recorded stock-based compensation expense of $0.4 million and $1.6 million in the three and nine months ended September 30, 2006, respectively.

In connection with the repricing of stock options during March 2006, we followed the provisions of SFAS No. 123R and eliminated deferred stock-based compensation amounts of approximately $3.3 million related to the repriced stock options. Stock compensation charges for the repriced options will be recorded in accordance with SFAS No. 123R.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options are remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $1,000 and $63,000 for the three months ended September 30, 2005 and 2006 and $105,000 and $155,000 for the nine months ended September 30, 2005 and 2006.

Liquidity and Capital Resources

We have not achieved sustained profitability since the introduction of our ThermaCool system in 2002. We have funded our operations principally from the issuance of our preferred stock that resulted in aggregate net proceeds of $45.2 million. All of our preferred stock converted automatically by its terms into common stock upon the closing of our initial public offering in November 2006. In addition, in 2005, we obtained a working capital line with GE Capital on which we drew $2.5 million in November 2005, bearing interest at the rate of 10.2% per annum, and $2.5 million in December 2005, bearing interest at the rate of 10.6% per annum. Each of these outstanding borrowings has a term of 36 months and is secured by a first priority security interest in substantially all of our assets, including our intellectual property, and any future borrowings under this working capital line are subject to approval by the lender.

On September 30, 2006, we had working capital of $10.9 million, and our primary source of liquidity was $10.5 million in cash and cash equivalents.

On November 9, 2006, we completed an initial public offering of 6 million shares of our common stock at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. Proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $40.0 million.

Net Cash Used in Operating Activities. Net cash used in operating activities was $2.5 million and $0.4 million for the nine months ended September 30, 2005 and 2006, respectively. During 2006, net cash used by operating activities primarily resulted from $5.3 million of net loss, an increase in accounts receivables of $1.0 million and a decrease in accounts payable of $0.7 million , offset by non-cash amortization of stock-based compensation of $2.7 million, increase in accrued liabilities of $1.1 million, charges related to preferred stock warrant liability of $1.1 million, and non-cash depreciation and amortization of $1.6 million. The increase in accounts receivable was the result of increased revenues. The increase in accrued liabilities was from IPO related costs.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1.9 million and $0.3 million for the nine months ended September 30, 2005 and 2006, respectively. Our investing activities in the 2005 and 2006 periods consisted principally of property and equipment purchases of $1.9 million in 2005 and $0.5 million in 2006. Expenditures were higher in 2005 as a result of outfitting our new corporate and manufacturing facility that we moved into at the end of 2004.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $28,000 and $1.2 million for the nine months ended September 30, 2005 and 2006, respectively. Cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options, stock warrants, and repayment of notes and interest from stockholders.

Summary. We believe that our current cash, cash equivalents, and investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to generate sufficient cash from operations or obtain additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts. Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing and supporting our products, and continued progress of our research and development of new products.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax provision, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for the year ending December 31, 2006. We do not expect the adoption of SAB 108 will have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for our fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations. These instruments have maturities of three months or less when acquired. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Although, currently, all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending or threatened litigation.

ITEM 1A. RISK FACTORS

We are totally dependent upon the success of our ThermaCool system, which has a limited commercial history. If the ThermaCool system fails to gain or loses market acceptance, our business will suffer.

We introduced our ThermaCool system in 2002, and expect that sales of our ThermaCool system, including our line of single-use ThermaTips, will account for substantially all of our revenue for the foreseeable future. We expect to expand our line of ThermaTips in the near future for new applications. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our ThermaCool system may not significantly penetrate current or new markets. If demand for the ThermaCool system does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

Performing clinical studies on, and collecting data from, the Thermage procedure is inherently subjective, and we have limited data regarding the efficacy of our ThermaCool system. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of the ThermaCool system. Clinical studies of aesthetic wrinkle treatments are subject to a number of limitations. First, these studies do not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is the most common method of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive, energy-based devices, the effect of the Thermage procedure varies from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

Most published studies of our ThermaCool system have investigated the tissue-tightening effect of our monopolar RF technology in procedures on the face, using a single treatment with our first generation 1.0 cm2 ThermaTip and our prior procedure protocol, which involved the use of fewer energy pulses at a higher power than our current procedure protocol. There are no published, peer-reviewed studies regarding the effectiveness of our latest generation 0.25 cm2 and 3.0 cm2 ThermaTips or our current procedure protocol, which have essentially replaced our first generation tip and procedure protocol, or for procedures on other parts of the body. Additionally, we have not conducted any head-to-head clinical studies that compare results from treatment with our ThermaCool system to surgery or treatment with other aesthetic devices. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase our ThermaCool system. If we decide to pursue additional studies in the future, they could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, our ThermaCool system may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

Our ability to market our ThermaCool system in the United States is limited. If we want to expand our marketing claims, we will need to obtain additional FDA clearances or approvals, which may not be granted.

Developing and promoting new applications for our ThermaCool system are elements of our growth strategy. We currently have U.S. Food and Drug Administration, or FDA, clearance in the United States to market our ThermaCool system for the non-invasive treatment of wrinkles and rhytids, and for the temporary improvement in the appearance of cellulite and for therapeutic massage. These clearances restrict our ability to market or advertise our ThermaCool system for many specific indications, which could affect our growth. We intend to expand our line of ThermaTips for new applications and conditions. We are in the process of seeking, and intend to continue to seek, clearances from the FDA to expand our marketing efforts. We cannot predict whether we will receive such clearances. Future indications may be more difficult to obtain. The FDA may require us to conduct clinical trials to support a regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. In the event that we do not obtain additional FDA clearances, our ability to promote our ThermaCool system in the United States and to grow our revenue may be adversely affected.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

We incurred a loss of $6.6 million in 2003, a profit of $5.0 million in 2004, a loss of $8.2 million in 2005 and a loss of $5.3 million in the nine months ended September 30, 2006. In the past, with increasing revenue, we have expanded our business and increased our expenses to meet anticipated increased demand for our ThermaCool system. We expect this trend to continue for the foreseeable future. We will have to increase our revenue while effectively managing our expenses in order to achieve profitability. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common stock and require us to seek additional financing for our business.

It is difficult to forecast future performance, which may cause our financial results to fluctuate unpredictably.

Our limited operating history makes it difficult for us to predict future performance. Historically, the demand for our ThermaCool system has varied from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

•	delays in receipt of anticipated purchase orders;

•	seasonal variations in patient demand for aesthetic procedures;

•	performance of our independent distributors;

•	positive or negative media coverage of our ThermaCool system, the Thermage procedure or products of our competitors or our industry;

•	our ability to obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

•	changes in the length of the sales process;

•	customer response to the introduction of new product offerings; and

•	fluctuations in foreign currency.

Our operating performance has in the past been negatively impacted as we have attempted to determine the proper sales prices for our ThermaCool radiofrequency, or RF, generator and our single-use ThermaTips. Establishing appropriate pricing for our capital equipment and components has been challenging because there have not existed directly comparable competitive products. We may experience similar pricing challenges in the future as we introduce new products, which could have an unanticipated negative impact on our financial performance.

If there is not sufficient patient demand for Thermage procedures, practitioner demand for our ThermaCool system, including our single-use ThermaTips, could drop, resulting in unfavorable operating results.

Most procedures performed using our ThermaCool system are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo a Thermage procedure is thus driven by consumer demand, which may be influenced by a number of factors, such as:

•	our sales and marketing efforts directed toward consumers, as to which we have limited experience and resources;

•	the extent to which physicians recommend our procedures to their patients;

•	the cost, safety and effectiveness of a Thermage procedure versus alternative treatments;

•	general consumer sentiment about the benefits and risks of aesthetic procedures; and

•	consumer confidence, which may be impacted by economic and political conditions.

Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking Thermage procedures.

Negative publicity regarding our Thermage procedure could harm demand, which would adversely affect sales and our financial performance.

We have in the past experienced, and expect that in the future we will experience, negative media exposure. Such publicity may present negative individual physician or patient experience regarding the safety or effectiveness of the Thermage procedure. Competitors could attempt to use such publicity to harm our reputation and disrupt current or potential future customer relationships. While, to date, we have not observed a material impact on our quarterly financial results of operations from negative publicity, future results could be negatively impacted. Additionally, while we believe that obtaining positive publicity is important to our success, and it is an important component of our marketing efforts, we have also not observed a material impact on our quarterly financial results of operations from positive publicity.

Our reputation and competitive position may be harmed not only by negative media exposure, but also by other publicly-available information suggesting that our Thermage procedure is not safe. For example, we file adverse event reports with the FDA that are publicly available on the FDA’s website if our product may have caused or contributed to a serious injury or malfunctioned in a way that would likely cause or contribute to a serious injury if it were to recur. There are under 200 such medical device reports, excluding duplicate reports, on the FDA’s website related to the Thermage procedure. Based upon an estimated 305,000 Thermage procedures performed to date, the rate of such reports is under 0.1%, with over 99.9% of procedures performed without an adverse event reported. Despite this safety record, competitors may attempt to harm our reputation by pointing to isolated injuries that have been reported or publicized, or by claiming that their product is superior because they have not filed as many adverse event reports with the FDA. Such negative publicity and competitor behavior could harm our reputation and our future sales.

The failure of our ThermaCool system to meet patient expectations or the occurrence of unpleasant side effects from the Thermage procedure could impair our financial performance.

Our future success depends upon patients having a positive experience with the Thermage procedure in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage procedure if they find it to be too painful. Furthermore, Thermage patients may experience temporary swelling or reddening of the skin as a procedure side effect. In rare instances patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain, any of these side effects or adverse events could discourage a patient from having a Thermage procedure or discourage a patient from having additional procedures or referring Thermage procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the Thermage procedure. Results obtained from a Thermage procedure are subjective and may be subtle. A Thermage treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

Our success depends on growing physician adoption of our ThermaCool system and continued use of our ThermaTips.

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our ThermaCool system depends on the success of our sales and marketing efforts. Our business model involves both a capital equipment purchase of our ThermaCool RF generator and continued purchases by our customers of single-use ThermaTips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. We must be able to demonstrate that the cost of our ThermaCool system and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive aesthetic procedures. If we are unable to increase physician adoption of our ThermaCool system and use of our ThermaTips, our financial performance will be adversely affected.

We have limited sales and marketing experience and failure to build and manage our sales force or to market and distribute our ThermaCool system effectively could have a material adverse effect on our business.

We rely on a direct sales force to sell our ThermaCool system in the United States. In order to meet our anticipated sales objectives, we expect to grow our domestic sales organization significantly over the next several years. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

•	hire qualified individuals as needed;

•	provide adequate training for the effective sale of our ThermaCool system; and

•	retain and motivate our sales employees.

In addition, sales to non-traditional practitioners of aesthetic procedures is a key element of our growth strategy. However, our sales force historically has sold primarily to dermatologists and plastic surgeons. Also, our ThermaCool system competes with products that are well-established in the market. Accordingly, it is difficult for us to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell our ThermaCool system, causing our revenue to be lower than expected and harming our results of operations.

To successfully market and sell our ThermaCool system internationally, we must address many issues with which we have limited experience.

International sales accounted 48% of our revenue for the nine months ended September 30, 2006. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	reduced or no protection for intellectual property rights in some countries;

•	export restrictions, trade regulations and foreign tax laws;

•	fluctuating foreign currency exchange rates;

•	foreign certification and regulatory clearance or approval requirements;

•	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;

•	customs clearance and shipping delays;

•	political and economic instability; and

•	preference for locally produced products.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and if we are unable to find a solution, our revenue may decline.

To market and sell our ThermaCool system internationally, we depend on distributors, and they may not be successful.

We currently depend exclusively on third-party distributors to sell and service our ThermaCool system internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell our ThermaCool system. Distributors may not commit the necessary resources to market, sell and service our ThermaCool system to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

The aesthetics market is highly competitive and dynamic, and is marked by rapid and substantial technological development and product innovations. Demand for our ThermaCool system could be diminished by equivalent or superior products and technologies offered by competitors. Specifically, our ThermaCool system competes against a variety of offerings in the aesthetics market, including laser and other light-based medical devices, pharmaceutical products such as Botox, filler injections, chemical peels, microdermabrasion, liposuction, cosmetic surgical procedures and less invasive surgical solutions such as implanted sutures. Our closest competitors are makers of laser and other light-based devices, which include public companies such as Candela, Cutera, Cynosure, Lumenis, Palomar Medical Technologies and Syneron Medical, as well as many private companies.

Competing in the aesthetics market could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and our ThermaCool system from our competitors and their products, and on such factors as:

•	safety and effectiveness;

•	product pricing;

•	success of our marketing initiatives;

•	compelling clinical data;

•	intellectual property protection;

•	quality of customer support; and

•	development of successful distribution channels, both domestically and internationally.

Some of our competitors have more established products and customer relationships than we do, which could inhibit our market penetration efforts. For example, we have encountered, and expect to continue to encounter, situations where, due to pre-existing relationships, potential customers decided to purchase additional products from our competitors. Potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors and thus may decide not to purchase our ThermaCool system, or to delay such purchase. If we are unable to achieve continued market penetration, we will be unable to compete effectively and our business will be harmed.

In addition, some of our current and potential competitors have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product line. Given the relatively few competitors currently in the market, any business combination could exacerbate any existing competitive pressures, which could harm our business.

Competition among providers of devices for the aesthetics market is characterized by rapid innovation, and we must continuously develop new products or our revenue may decline.

While we attempt to protect our ThermaCool system through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while we believe our monopolar RF technology maintains a strong intellectual property position, there are other companies employing competing technologies which claim to have a similar clinical effect to ours. Additionally, there are others who may market monopolar RF technology for competing purposes in a direct challenge to our intellectual property position. As we continue to create market demand for a non-surgical, non-invasive way to treat wrinkles, competitors will enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our ThermaCool system and technology to compete successfully. If we are unable to innovate successfully, our ThermaCool system could become obsolete and our revenue will decline as our customers purchase competing products.

We may not be successful in commercializing a product for cellulite.

We recently received FDA clearance to market the TherMassager, an accessory to our ThermaCool system, for the temporary improvement in the appearance of cellulite and for therapeutic massage, which we currently intend to commercially launch in 2007. We have not previously marketed our ThermaCool system to reduce the appearance of cellulite, and our anticipated marketing and training efforts may not be successful in encouraging physicians and patients to adopt this new procedure in commercially meaningful numbers. We expect to face significant competition in the area of cellulite products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our cellulite product sufficiently from our competitors’ products to achieve significant market penetration. In addition, integrating a new accessory into our existing ThermaCool system will require additional physician training as well as manufacturing and technical support. As a result of these factors, we may incur significant marketing and development expenses relating to this new product opportunity without achieving commercial success, which could harm our business and our competitive position.

We outsource the manufacturing and repair of key elements of our ThermaCool RF generator to a single manufacturing subcontractor.

We outsource the manufacture and repair of our RF generator and cooling module to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted or if Stellartech is unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill new customer orders or to repair equipment at current customer sites. Stellartech has limited manufacturing capacity, is itself dependent upon third-party suppliers and is dependent on trained technical labor to effectively repair our ThermaCool RF generator. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its manufacturing and repair operations could be halted. In addition, both the availability of our product to support the fulfillment of new customer orders as well as our ability to repair those products installed at current customer sites would be impaired.

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

The single source supply of our ThermaCool RF generator and cooling module from Stellartech could not be replaced without significant effort and delay in production. Also, several other components and materials that comprise our ThermaCool system are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our ThermaCool system until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our brand reputation caused by defective components produced by our suppliers;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

If, in the future, we decide to perform additional manufacturing functions internally that we currently outsource, our business could be harmed by our limited manufacturing experience and related capabilities.

We currently perform certain value-added and proprietary manufacturing processes internally at our principal facility, and we outsource the manufacture of components, subassemblies and certain finished products, including our ThermaCool RF generator and cooling module, to a limited number of third parties. In the future, for financial or operational purposes, we may elect to perform additional component or system manufacturing functions internally. In that event, we would face a number of challenges beyond those that we currently address in our internal assembly, inspection, testing and certification activities. Our limited experience with potentially more complex and specialized manufacturing processes could lead to difficulties in producing sufficient quantities of manufactured items that meet our quality standards and that comply with applicable regulatory requirements in a timely and cost-effective manner. In addition, if we experience these types of internal manufacturing difficulties, it may be expensive and time consuming to engage a new or previous subcontractor or supplier to fulfill our replacement manufacturing needs. The occurrence of any of these events could harm our business.

If the ThermaCool System malfunctions or if we discover a manufacturing defect that could lead to a malfunction, we may have to initiate a product recall, which could adversely impact our business.

Problems in our manufacturing processes, or those of our manufacturing subcontractors, that lead to an actual or possible malfunction in the ThermaCool system, may require us to recall product from customers and could disrupt our operations. For example, in December 2002, we initiated our only recall to date following a change we had made in the seal around the edge of the treatment tip. We discovered that the newly-designed seal could fail to hold, resulting in leakage of cryogen and the possibility of skin damage. Burns, including one classified as third degree, were reported in five patients and we filed Medical Device Reports, or MDRs, with the FDA for each of these injuries. The problem was resolved within two weeks and did not have a significant impact on our ability to supply products to our customers or, more generally, on our results of operations. However, our results of operations, our reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a more significant recall or significant patient injury, and delays in our ability to fill customer orders.

We may not be able to develop an alternative cooling system that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

Our cooling module relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of HFCs and prohibit the introduction of new products incorporating HFCs beginning in mid 2007. If we are unable to develop an alternative cooling system for our device which is not dependent on HFCs in a timely or cost-effective manner, our ThermaCool system may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

In addition, the impending restrictions on HFCs have reduced their current availability, as suppliers have lower incentive to expand production capacity or maintain existing capacity. This change in supply could expose us to supply shortages or increased prices for R134a, which could impair our ability to manufacture our ThermaCool system and adversely affect our results of operations.

We forecast sales to determine requirements for components and materials used in our ThermaCool system, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components and finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to six months in advance and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventory, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our ThermaCool system to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

Even though we require training for users of our ThermaCool system and do not sell our ThermaCool system to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

While we only sell our ThermaCool system to licensed physicians who have met our training requirements, Federal regulations allow us to sell our ThermaCool system to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our ThermaCool system may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of our ThermaCool system by non-physicians. Outside the United States, our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of our ThermaCool system. We do not supervise the procedures performed with our ThermaCool system, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We, and our distributors, require purchasers of our ThermaCool system to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of our system to companies that rent our system to third parties, but cannot prevent an otherwise qualified physician from contracting with a rental company in violation of their purchase agreement with us. The use of our ThermaCool system by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material or workmanship, or misuse of our ThermaCool system, and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If our ThermaCool system is defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our ThermaCool system or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been and may, in the future, be involved in litigation related to the use of our ThermaCool system. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

The dielectric material in our ThermaTips may degrade with prolonged operation of our device, which could, in turn, lead to skin burns. Our research and development staff is working to implement strategies to mitigate the risks associated with breakdown of the dielectric material in our ThermaTips. If we are unable to address this issue effectively, we could be subject to product liability litigation, as well as damage to our reputation in the marketplace, as a result of potential injury to patients.

After-market modifications to our ThermaTips by third parties and the development of counterfeit treatment tips could reduce ThermaTip sales, expose us to product liability litigation and dilute our brand quality.

Third parties have introduced adulterated after-market modifications to our ThermaTips which have enabled re-use of our ThermaTips in multiple procedures. Because our ThermaTips are designed to withstand a finite number of firings, modifications intended to increase the number of firings could result in patient injuries caused by the use of worn-out or damaged ThermaTips. In addition, third parties may seek to develop counterfeit treatment tips that are compatible with our ThermaCool system and available to practitioners at lower prices than our own. If security features incorporated into the design of our ThermaCool system are unable to prevent after-market modifications to our ThermaTips or the introduction of counterfeit treatment tips, we could be subject to reduced ThermaTip sales, product liability lawsuits resulting from the use of damaged or defective goods and damage to our reputation for providing a quality product.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. We do not have employment contracts with any of our officers or other key employees. Any of our officers and other key employees may terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of whom are geographically dispersed and must be trained in the use and benefits of our ThermaCool system. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

Risks Related to Our Intellectual Property

Intellectual property rights may not provide adequate protection for our ThermaCool system, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of September 30, 2006, we had 26 issued U.S. patents and 13 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

In addition, competitors could purchase our ThermaCool system and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our ThermaCool system and the methods we employ are covered by their patents. If our ThermaCool system or methods are found to infringe, we could be prevented from marketing our ThermaCool system. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our ThermaCool system. We may also initiate litigation against third parties to protect our own intellectual property. For example, in July 2004 we filed a lawsuit in federal court against Syneron, and during the course of the litigation we asserted infringement of six Thermage patents. This lawsuit was expensive and protracted, and was not resolved until a settlement was reached in June 2005. We believe that there are companies that are marketing or may, in the future, market products for competing purposes in a direct challenge to our intellectual property position, and we may be required to initiate litigation in order to stop them. We have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in litigation in the future in the United States or abroad. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our ThermaCool system, any of which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our ThermaCool system or processes to avoid infringement.

Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing our ThermaCool system in one or more countries.

In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our company name or the names used with our ThermaCool system. Names used with our ThermaCool system and procedures may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of our company or ThermaCool system, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

Risks Related to Regulatory Matters

If we fail to obtain and maintain necessary FDA clearances for our ThermaCool system and indications, if clearances for future products and indications are delayed, not issued or rescinded or if there are federal or state level regulatory changes, our commercial operations would be harmed.

Our ThermaCool system is a medical device that is subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last significantly longer. The process of obtaining premarketing approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for the non-invasive treatment of wrinkles and rhytids. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. Our ThermaCool system is also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our ThermaCool system to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our ThermaCool system. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to our existing product;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

If any of these events were to occur, our business could be harmed.

If we modify our FDA-cleared device, we may need to seek and obtain new clearances, which, if not granted, would prevent us from selling our modified product or require us to redesign our product.

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing product in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. We have made modifications to our device in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified device, which could harm our operating results and require us to redesign our product.

If we or our third-party manufacturers fail to comply with the FDA’s Quality System Regulation, our business would suffer.

We and our third-party manufacturers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future to be, subject to such inspections. Our failure, or the failure of our third-party manufacturers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

We may be unable to obtain or maintain international regulatory qualifications or approvals for our current or future products and indications, which could harm our business.

Sales of our ThermaCool system outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We rely upon third-party distributors to obtain all regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

Risks Related to Our Capital Requirements and Finances

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and Nasdaq listing.

As a public company, we will require greater financial resources than we have had as a private company. We cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to Nasdaq delisting, Securities and Exchange Commission investigation and civil or criminal sanctions.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

As a public reporting company, we will be required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. Upon approval for listing as a public company on Nasdaq, we will also be required to comply with marketplace rules and the heightened corporate governance standards of Nasdaq. Compliance with the Sarbanes-Oxley Act and other SEC and Nasdaq requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. We have restated our fiscal 2004 financial statements to reflect an adjustment to the calculation of net income allocable to common stockholders and the calculation of basic and diluted net income per share available to common stockholders as further described in Note 1 to the financial statements included in our Amendment No. 5 to Form S-1 filed on November 9, 2006. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. We do not have any experience with acquiring companies or products. If we decide to expand our product offerings beyond radiofrequency technologies, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish funds available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions or collaborative projects.

Risks Related to Our Common Stock

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

We anticipate that as a public company we will provide guidance to the investing community regarding our anticipated future operating performance. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our ThermaCool system successfully is subject to many uncertainties, as discussed in this prospectus. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of sales of our ThermaCool system;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	developments in our industry;

•	media exposure of our ThermaCool system or products of our competitors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, for example, upon the expiration of lock-up agreements approximately 180 days following our initial public offering, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 60% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that could discourage a takeover.

Our certificate of incorporation and bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

•	a classified board of directors;

•	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

•	a supermajority stockholder vote requirement for amending certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws;

•	limitations on stockholder actions by written consent; and

•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

We have a large number of authorized but unissued shares of stock, which could negatively impact you if you purchase our common stock.

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 77.2 million shares will be available for future issuance, and 10,000,000 shares of preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

Our board of directors will be authorized, without further stockholder approval, to issue up to 10,000,000 shares of preferred stock with such rights, preferences and privileges as our board may determine. These rights, preferences and privileges may include dividend rights, conversion rights, voting rights and liquidation rights that may be greater than the rights of our common stock. As a result, the rights of holders of our common stock will be subject to, and could be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006. On November 15, 2006 we completed the initial public offering of our common stock by selling 6.0 million shares at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. Gross proceeds from the offering were $43.0 million. Total expenses from the offering were $5.3 million, which included underwriting discounts and commissions of $3.0 million, and $2.3 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were $37.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among Thermage and certain of its stockholders.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2006	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2006	/s/ Laureen DeBuono
Laureen DeBuono
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2*	Amended and Restated Certificate of Incorporation.

3.4*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among Thermage and certain of its stockholders.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.