Form 10-K/A
period 2006-12-31
THERMAGE INC
filed 2007-04-30
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

*	The Registrant has not been subject to the filing requirements as it commenced trading following its initial public offering on November 9, 2006, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

The number of shares of Registrant’s common stock issued and outstanding as of March 31, 2007 was 23,026,723.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Thermage, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 30, 2007, for the purpose of including the information required by Part III of Form 10-K. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors and Committee Composition

Our authorized number of directors is nine. Our board of directors is divided into three classes, each with staggered three-year terms expiring at the annual meeting of stockholders for the year specified below. Our board has three standing committees: (1) Nominating and Corporate Governance, (2) Compensation, and (3) Audit.

Name	Age	Current Term Expires	Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee
Employee Director:
Stephen J. Fanning	55	2007	Member

Non-Employee Directors:
Samuel D. Colella	67	2007	Member	Chair	Member
Kenneth Ludlum (1)	53	2007		*	Chair
Joseph M. DeVivo	40	2008	Chair	Member
Edward W. Knowlton, M.D.	58	2008		*
Robert F. Byrnes	62	2009	Member
Mark M. Sieczkarek	52	2009		Member	Member

Former Directors:
Gary Shaffer (2)					*
Keith L. Mullowney (3)

*	Former member
(1)	Mr. Ludlum has declined to stand for re-election at our 2007 annual meeting.
(2)	Mr. Shaffer resigned from our board on November 9, 2006.
(3)	Mr. Mullowney resigned from our board on July 21, 2006.

Stephen J. Fanning. Mr. Fanning has been our President and Chief Executive Officer since January 2005 and Chairman of the board of directors since July 2006. From August 2001 to January 2005, Mr. Fanning served as the President and Chief Executive Officer of Ocular Sciences, a manufacturer and distributor of disposable contact lenses. Previously, Mr. Fanning served in various senior executive positions at Johnson & Johnson for over 25 years. Mr. Fanning currently serves as a director of a privately held company that develops medical devices outside of the aesthetics market. Mr. Fanning received his B.S. degree from Philadelphia University.

Samuel D. Colella. Mr. Colella has been a director since September 1997. Mr. Colella co-founded Versant Ventures, a healthcare and biotechnology venture capital firm, in 1999. He has been a General Partner at Institutional Venture Partners, a venture capital firm, since 1984. Mr. Colella currently serves as a director of Symyx Technologies, a research technology and research software company, Alexza Pharmaceuticals, a pharmaceutical company, Genomic Health, a life science company, and a number of privately held biotechnology companies and one technology company. Mr. Colella received his B.A. degree from the University of Pittsburgh and his M.B.A. from the Stanford Graduate School of Business.

Joseph M. DeVivo. Mr. DeVivo has been a director since July 2006. From August 2003 to January 2007, Mr. DeVivo has served as the President and Chief Executive Officer and director of Rita Medical Systems, a medical device company. From August 2002 to August 2003, he served as the President, Chief Operating Officer and director of ComputerMotion Incorporation, a medical robotics company. From

May 1993 to August 2002, Mr. DeVivo held various positions at United States Surgical, a division of TYCO Healthcare. Mr. DeVivo currently serves as a director of a privately held company that develops medical devices outside of the aesthetics market. Mr. DeVivo received his B.A. degree from the University of Richmond.

Edward W. Knowlton, M.D. Dr. Knowlton is our founder and has been a director since January 1996. From August 2004 to the present, Dr. Knowlton has been retired from the practice of medicine, and has focused on developing medical technologies and consulting for us. From November 1978 to August 2004, Dr. Knowlton served as the President of Edward W. Knowlton, M.D. Inc., a private practice in plastic surgery. He founded the Danville Ambulatory Surgery Center, an outpatient center for plastic surgery, in 1983. Dr. Knowlton received his M.D. from Washington University.

Robert F. Byrnes. Mr. Byrnes has been a director since September 2001. From November 2002 to January 2005, he served as our President and Chief Executive Officer. From October 1997 until October 2002 and from January 2005 to the present, Mr. Byrnes has served as the President and Chief Executive Officer of Roan, an advisory service for healthcare organizations. Mr. Byrnes has also served as Chairman and Chief Executive Officer of Tokos Medical, President of Caremark and Vice President of Marketing and Business Development for Genentech. Mr. Byrnes has served as a director on several public healthcare company boards and currently serves on the board of a privately held specialty pharmaceutical company focused on aesthetic medicine and therapeutic dermatology and a privately held company that develops medical devices outside of the aesthetics market. Mr. Byrnes received his B.S. degree from Ferris State University and his M.B.A. from Loyola University, Chicago.

Mark M. Sieczkarek. Mr. Sieczkarek has been a director since July 2006. From April 2003 to the present, Mr. Sieczkarek has served as the President and Chief Executive Officer and director of Conceptus, a medical device company. From 1995 to January 2003, Mr. Sieczkarek served in various senior executive positions at Bausch & Lomb, an eye care company, including as President of the Americas, President of Europe, Middle East and Africa, Vice President of Finance and Information Management and Technology of Bausch & Lomb Surgical, Vice President of Corporate Development of Bausch & Lomb Surgical, and Vice President and Controller of North American Vision Care. Previously, he served as the Vice President and Chief Financial Officer of KOS Pharmaceuticals. Mr. Sieczkarek received his B.S. degree from the State University of New York at Buffalo and his M.B.A. from Canisius College.

Executive Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and officers. The following table sets forth certain information concerning our executive officers and directors, as of April 15, 2007:

Name	Age	Position
Stephen J. Fanning	55	President, Chief Executive Officer and Chairman of the board of directors
Laureen DeBuono	49	Chief Financial Officer
Bader Bellahsene	48	Vice President, Research & Development
Pamela M. Buckman	63	Vice President, Clinical & Regulatory Affairs
Clint Carnell	37	Vice President, Domestic Sales
Douglas W. Heigel	46	Vice President, Operations
Sherree L. Lucas	50	Vice President, Marketing
Richard J. Meader	61	Vice President, Clinical, Regulatory & Quality Affairs
Gary L. Wilson	52	Vice President, International Sales

Further information with respect to Stephen J. Fanning is provided above under “Director Nominees.”

Laureen DeBuono, Esq. Ms. DeBuono has been our Chief Financial Officer since December 2003. From September 2000 to December 2003, she was a management and financial consultant to a number of companies including Restoration Hardware, a retail company, and Critical Path, an enterprise software company. From September 1999 to September 2000, she served as the Chief Financial Officer and Chief Operating Officer of more.com, an internet health products retailer, and from 1998 to 1999, as the Chief Financial Officer of ReSound, a public medical device company. Ms. DeBuono received her B.A. degree from Duke University, her M.A. degree from Stanford University and her J.D. degree from New York University School of Law.

Bader Bellahsene, Ph.D. Dr. Bellahsene has been our Vice President, Research and Development since September 2005. From August 2004 to September 2005, Mr. Bellahsene served as our Senior Director of Hardware Systems. From October 2001 to August 2004, Mr. Bellahsene served as our Director of Hardware Systems. Previously, he served as Engineering Manager at Somnus Medical. Dr. Bellahsene received his B.S. degree from the University of Sciences & Technology in Algiers, his M.S. degree from the University of Wisconsin and his Ph.D in Biomedical Engineering from the University of Virginia.

Pamela M. Buckman. Ms. Buckman has been our Vice President, Clinical & Regulatory Affairs since August 2003. From October 2000 to August 2003, Ms. Buckman served as our Senior Director of Clinical & Regulatory Affairs. From 1983 to October 2000, she was the President and Chief Executive Officer of Buckman Company, a clinical and regulatory consulting firm. Ms. Buckman received her B.S. degree from Mount St. Mary’s College and her M.S. degree in Psychiatric Nursing and Nursing Education from the University of California, Los Angeles.

Clint Carnell. Mr. Carnell has been our Vice President, Domestic Sales since September 2005. Prior to joining Thermage, Mr. Carnell served in various sales and management positions with Bausch & Lomb including Vice President of US Surgical Sales from 2001 to 2005. Previously, Mr. Carnell was the founder, Co-Managing Partner and Board Member of Charleston Renal Care a provider of dialysis services. He also held positions in other medical device companies including Johnson & Johnson, Chiron and Gambro Healthcare. Mr. Carnell received his B.A. degree from Duke University.

Douglas W. Heigel. Mr. Heigel has been our Vice President, Operations since July 2003. From May 2002 to July 2003, he served as our Senior Director, Operations. From October 1995 to February 2002, Mr. Heigel worked for Argonaut Technologies, a biotech company, first as their Director of Manufacturing and then as Vice President, Manufacturing. In 1995 Mr. Heigel was Director of Manufacturing for Biomolecular Technologies, an early state biotech company. From 1988 to 1995, Mr. Heigel held engineering and operations management positions with Microsensor Technology, a measurement instrumentation company. Mr. Heigel received his B.S. degree from Oregon State University.

Sherree L. Lucas. Ms. Lucas has been our Vice President, Marketing since February 2005. From September 2002 to February 2005, Ms. Lucas served as Marketing Director at Ocular Sciences. From January 2000 to August 2002, she served as Marketing Consultant at Lucas Consulting. Previously, she served various marketing roles for seven years at Gillette. Ms. Lucas received her B.A. degree from Marshall University and her M.B.A. from New York University.

Richard J. Meader. Mr. Meader has been our Vice President, Clinical, Regulatory and Quality Affairs since January 2001. From September 1998 to December 2000, he served as the Vice President, Clinical, Regulatory and Quality Affairs of KeraVision, a medical device company. Mr. Meader received his B.S. degree from the University of California, Los Angeles.

Gary L. Wilson. Mr. Wilson has been our Vice President, International Sales since November 2003. From May 2001 to July 2003, he served as Vice President, Worldwide Sales and Marketing of Cardima, a medical device company. From February 1996 to October 2000, Mr. Wilson served as Vice President, Worldwide Sales and Marketing of Endosonics, a medical device company. Prior to that, he was Director,

Asia Pacific Sales of Advance Technology laboratories. Mr. Wilson began his medical industry career with General Electric Medical Systems. Mr. Wilson received his B.S. degree in Electrical Engineering from the University of California, Santa Barbara and his M.B.A. in International Business from National University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons that no Forms 3, 4 or 5 were required of such persons, we believe that during our fiscal year ended December 31, 2006, all reports were timely filed, with the exceptions noted herein. One late Form 4 was filed by Joseph M. DeVivo on April 18, 2007 to report an option grant on December 6, 2006. One late Form 4 was filed by Mark M. Sieczkarek on April 18, 2007 to report an option grant on December 6, 2006.

Code of Business Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a Code of Business Conduct and Ethics (the “Code”) for our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code reflects our values and the business practices and principles of behavior that support this commitment. The Code satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the Nasdaq listing standards requirement for a “code of conduct.” The Code is available on our website at http://www.thermage.com under “Investor Relations—Corporate Governance.” We will post any amendment to the Code, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq, on our website.

Audit Committee

Audit Committee. Our audit committee is a standing committee of, and operates under a written charter adopted by, our board of directors. The committee’s written charter is available on our website at http://www.thermage.com. Our audit committee is chaired by Mr. Ludlum and also includes Messrs. Colella and Sieczkarek, each of whom is independent within the meaning of applicable SEC and Nasdaq rules. Our board of directors has determined that Mr. Ludlum qualifies as an audit committee financial expert. The committee is authorized to:

•	appoint our independent auditors;

•	review our internal accounting procedures and financial statements; and

•	consult with and review the services provided by our independent auditors, including the results and scope of their audit.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The primary objectives of our compensation programs are to:

•	attract and retain the top echelon of performers;

•	establish a direct link between sustained performance and individual rewards;

•	create long-term value; and

•	provide ownership opportunity to all employees.

We seek to foster a performance-oriented culture, where individual performance is aligned with organizational objectives. Company performance is the primary measure of success upon which we structure our compensation. We evaluate and reward our executive officers based on their contribution to the achievement of short and longer term goals. Individual and departmental performance is factored into salary increase decisions, individual bonus recommendations and stock option (long term incentive) awards.

Executive compensation is reviewed annually, and adjustments are made to reflect performance-based factors, as well as competitive conditions.

Role of Our Compensation Committee

The Compensation Committee, together with our board, establishes compensation for our Chief Executive Officer and our other executive officers and administers the 2006 Equity Incentive Plan, the 2006 Employee Stock Purchase Plan, and the 1997 Stock Plan. The Compensation Committee has a written charter, which was adopted by our board in August 2006. A copy of this charter is available on our website at http://www.thermage.com.

Our Compensation Committee is appointed by our board, and is comprised of Mssrs. Samuel Colella, Joseph DeVivo and Mark Sieczkarek. The purpose of our Compensation Committee is to:

•	discharge the board’s responsibilities relating to compensation of our executive officers;

•	administer our stock option plans, stock purchase plans, restricted stock plans and any other equity incentive plans we adopt; and

•	provide disinterested administration of any employee benefit plans in which our executive officers are eligible to participate.

For each of the last several years, we have hired a third-party compensation consulting group to assist us in setting executive compensation. In past years, management has taken an active role in engaging the consulting group and in preparing the recommendations for the Compensation Committee’s, and ultimately the board’s, review. In 2006, through interviews with the Compensation Committee and key executives, our compensation consultant assisted us in developing our compensation guiding principles. With the SEC’s recent reforms to executive compensation disclosure, our board directed our Compensation Committee to assume primary responsibility for the annual compensation review process. For 2007, our Compensation Committee has engaged the third-party compensation consulting group directly, and has actively worked with the consultant to produce a report for the Committee’s consideration. In the future, we may decide not to hire a compensation consultant each year, if we believe that the prior report we obtained, along with publicly-available data from our industry peer group, is sufficient to allow us to make informed decisions with regard to executive compensation matters. Our compensation consultant performs a peer group analysis, reviewing executive compensation arrangements primarily of other publicly-traded medical device companies.

Because bonus targets are driven by financial goals, as to which management has greater insight than the board or the Compensation Committee, the Compensation Committee has directed management to recommend appropriate targets.

Compensation Components

Compensation for our executive officers is broken out into the following components:

Cash Compensation. Cash compensation consists of base salary and annual bonus potential. Our compensation consultant assists us in analyzing peer companies to guide our determination of appropriate cash compensation. Our cash compensation goals for our executive officers are based upon the following principals:

•	Ensuring that our short-term incentive program is consistent with our compensation philosophy;

•	Payouts should be based primarily on company financial performance, rather than individual performance;

•	With improved company performance, pay will move toward targeted positioning; and

•	Ensuring that individual target incentive opportunities align target total cash compensation levels with desired positioning (e.g., at the market 50th to 60th percentile).

Base Salary and Total Target Cash Compensation. In 2006, our goal was to set base salary at the 50th to 60th percentile of our peer group and total target cash compensation at or above the 60th percentile of our peer group. We found that our base salaries, on average, were 108% of the median of companies with less than $100 million in revenue, and 97% of the median of the total peer group, but varied on an individual basis. As a result, we determined that there was no need for across-the-board market-based adjustments, but that individual adjustments would be based on performance and contribution. For 2007, our Compensation Committee accepted management’s recommended salary merit increases for non-executive employees, averaging 4%. The Committee also accepted management’s salary increase recommendations presented for all executive officers, other than the CEO, which ranged from 4% to 9%. The Committee determined to also increase the CEO’s salary by 9%.

Discretionary Bonus Program. In addition to base salary compensation, we have a bonus program for executive officers and other personnel pursuant to which cash bonus payments, discretionary cash, and equity awards may be made. Bonuses are calculated based upon actual achievement of pre-established goals. For 2006, our board of directors determined that the calculation would be based exclusively on achievement of corporate operating performance, rather than on a mix of both corporate and individual achievement. In our 2006 compensation survey, we found that our target bonus opportunities were above the market 50th percentile for most executives, but that actual cash incentives were generally below the market 50th percentile. To ensure that individual target incentive opportunities aligned target total cash compensation levels with desired positioning, we set our executive officer target incentives as follows: CEO: 75% of salary; all other executives: 40% of salary. Based upon actual overachievement of targets, our Compensation Committee determined that the maximum payout of 150% of target would be paid to each executive for 2006; we paid out bonuses up to 100% of target achievement in cash and the additional 50% payout for overachievement was made in the form of restricted stock units, vesting quarterly over 2007. The additional 50% payout in the form of restricted stock units were made on February 7, 2007 and will be earned in 2007. As a result such issuances were not accrued as of December 31, 2006. For 2007, our Compensation Committee approved a bonus plan covering all full-time regular employees, including the executive officers (except for certain of our employees in manufacturing who are under a monthly bonus plan and our sales representatives who are under a sales compensation plan). Our Compensation Committee may modify, amend, revoke or suspend the 2007 bonus plan at any time in its sole discretion. The target bonus for our CEO is 75% of his base salary, and for each other executive officer, 40% of his or her respective base salary. The actual bonuses payable for fiscal year 2007, if any, will vary depending on the extent to which our actual financial performance meets, exceeds, or falls short of the financial goals approved by the Compensation Committee. If our actual performance exceeds the goals approved by the Committee, the actual bonus payable may be up to 150% of the target bonus.

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards. All employees are eligible to participate in some form of equity program. Our equity compensation goals for our executive officers are based upon the following principals:

•	Stockholder and executive interests should be aligned;

•	The program should be structured to provide meaningful retention incentives to participants; and

•	Actual awards should be tailored to reflect individual performance and attraction/retention goals.

Under our 2006 Equity Incentive Plan, we are permitted to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and other stock-based awards. Under our 2006 Equity Incentive Plan, we issue options to our officers, directors and employees to purchase shares of our common stock at an exercise price equal to the fair market value of such stock on the date of grant. The date of grant is typically the date of a regularly scheduled board meeting, of which we have four per year. We have no program, plan or practice to select option grant dates (or set board meeting dates) to correspond with the release of material non-public information. We also have a 2006 Employee Stock Purchase Plan that provides employees with the opportunity to purchase shares of our common stock.

In 2006, as we progressed towards an IPO, we changed our practice from a periodic, non-annual equity grant program for our executives to an annual grant program. Our target goal was to set our long term incentive compensation at or above the median of our peer group. In determining 2006 equity grants for executives, we considered market competitive data, retention power of unvested equity, total potential ownership levels and individual performance. In 2007, the Compensation Committee guided our executive officer equity grants towards the 50th percentile of our peer group, other than our CEO, whose equity grant fell between the 50th and 75th percentile. We also took into consideration the use of equity awards as a means of rewarding achievement and as a means of retention, especially for our officers who were mostly vested in their prior awards.

Benefits. We provide the following benefits to our senior executives generally on the same basis as the benefits provided to all employees:

•	Health, vision and dental insurance;

•	Life insurance;

•	Short-and long-term disability;

•	401(k) plan;

•	Employee assistance plan; and

•	Flexible spending plan.

We believe that these benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Summary Compensation Table

The following table sets forth summary compensation information for the year ended December 31, 2006 for our chief executive officer, chief financial officer and each of our other three most highly compensated executive officers as of the end of the last fiscal year. We refer to these persons as our named executive officers elsewhere in this prospectus. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)		Non-Equity Incentive Plan Compensation (1)	All Other Compensation	Total
Stephen J. Fanning President and Chief Executive Officer	2006	$390,000	—	—	$815,521	(3)	$292,500	$—	$1,498,021
Laureen DeBuono Chief Financial Officer	2006	245,700	—	—	—		98,280	—	343,980
Bader Bellahsene Vice President, Research & Development	2006	195,000	—	—	188,085	(4)	78,000	—	461,085
Clint Carnell Vice President, Domestic Sales	2006	249,600	—	—	193,679	(5)	99,840	—	543,119
Sherree Lucas Vice President, Marketing	2006	195,000	—	—	181,099	(6)	78,000	—	454,099

(1)	Amounts reported on “Non-Equity Incentive Plan Compensation” represent cash amounts paid under our 2006 bonus program, a non equity incentive program for the achievement of corporate operating performance. Our compensation committee determined to pay 100% of the target achievement of corporate performance under the bonus program in cash. Such cash amounts were paid in 2007. An additional 50% payout for overachievement under the bonus program was made in the form of restricted stock units. Such restricted stock units were granted in 2007 and are not shown on this table. Such units will vest quarterly over 2007.
(2)	Amounts represent the dollar amount of compensation expense recorded in our income statement for the 2006 fiscal year in accordance with FAS123R. Amounts include compensation expense recognized with respect to awards granted in previous fiscal years, as well as those granted, if any, in the 2006 fiscal year. Page 77 of our Form 10-K describes the assumptions made in the valuation of our options under FAS 123R.
(3)	An option exercisable for 650,000 shares was deemed forfeited in March 2006 in connection with the repricing of such option.
(4)	Options exercisable for 4,000, 10,000, 70,000 and 50,000 shares were deemed forfeited in March 2006 in connection with the repricing of such options.
(5)	An option exercisable for 150,000 shares was deemed forfeited in March 2006 in connection with the repricing of such option.
(6)	Options exercisable for 75,000 and 75,000 shares were deemed forfeited in March 2006 in connection with the repricing of such options.

Grants of Plan-Based Awards in 2006

The following table lists grants of plan based awards made to our named executive officers in 2006 and related total fair value compensation for 2006.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards:
						Number of Securities Underlying	Exercise Price of Option Awards (3)	Grant Date Fair Value of Option Awards (4)
			Threshold	Target	Maximum	Options (2)
Stephen J. Fanning	2/7/2006		$—	$—	$—	102,084	$1.90	$885,181
	3/13/2006	(5)	—	—	—	650,000	1.90	1,000,350
	2/7/2006	(1)	—	292,500	438,750	—	—	—

Laureen DeBuono	2/7/2006	(1)	—	98,280	147,420	—	—	—

Bader Bellahsene	3/13/2006	(5)	—	—	—	50,000	1.90	69,800
	3/13/2006	(5)	—	—	—	70,000	1.90	95,480
	3/13/2006	(5)	—	—	—	10,000	1.90	38,370
	2/7/2006	(1)	—	78,000	117,000	—	—	—

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards:
						Number of Securities Underlying	Exercise Price of Option Awards (3)	Grant Date Fair Value of Option Awards (4)
			Threshold	Target	Maximum	Options (2)
Clint Carnell	3/13/2006	(5)	—	—	—	150,000	1.90	209,400
	2/7/2006	(1)	—	99,840	149,760	—	—	—

Sherree Lucas	3/13/2006	(5)	—	—	—	75,000	1.90	102,300
	3/13/2006	(5)	—	—	—	75,000	1.90	112,950
	2/7/2006	(1)	—	78,000	117,000	—	—	—

(1)	Represents cash amounts payable under our 2006 bonus program, a non equity incentive program for the achievement of corporate operating performance. The maximum amount specified represents 150% of the target achievement of corporate operating performance. Our compensation committee determined to pay 100% of the target achievement of corporate performance under the bonus program in cash. Such cash amounts were paid in 2007. An additional 50% payout for overachievement under the bonus program was made in the form of restricted stock units. Such restricted stock units were granted in 2007 and are not shown on this table. Such units will vest quarterly over 2007.
(2)	Option granted under our 1997 Stock Option Plan.
(3)	Options grants under our 1997 Stock Option Plan were made while no market existed for our common stock. The exercise price of such options was the fair market value of our common stock on the date of grant as determined by our board of directors.
(4)	In the case of options awarded, amounts represent the dollar amount of compensation cost recognized over the requisite service period, in accordance with FAS 123R, which include both the amounts recorded as compensation expense in our income statement for the 2006 fiscal year as well as amounts to be recognized in future requisite service periods. Page 77 of our Form 10-K describes the assumptions made in the valuation of our options under FAS 123R. In the case of options repriced in 2006, amounts represent the incremental fair value, computed as of the repricing date, under SFAS 123R.
(5)	Option previously granted but repriced in 2006.

Employment Agreements

All of our current executive officers have entered into agreements with us which contain restrictions and covenants. These provisions include covenants relating to the protection of our confidential information and the assignment of inventions. None of our employees are employed for a specified term, and each employee’s employment with us is subject to termination at any time by either party for any reason, with or without cause.

We have entered into an employment agreement with Stephen J. Fanning. The employment agreement provides for a lump sum cash payment in the amount of one year of base salary and bonus plus full acceleration of stock option vesting in the event that Mr. Fanning is constructively terminated within 12 months after a change in control. The employment agreement also provides for severance payments consisting of one year of base salary and reimbursement for one year of continued health benefits in the event of termination without cause not in connection with a change in control.

We have adopted a formal severance benefit plan for our full-time employees. The exact payment to any eligible employee is dependent on rank. The maximum possible payment to the highest ranking employees covered by the plan is equal to 12 weeks of severance pay and 3 months of COBRA coverage and outplacement services. Stephen J. Fanning, our President and Chief Executive Officer, whose employment agreement provides for separate and superior severance benefits, and our employees based outside the United States, are not eligible to participate in the plan. Each of our other full-time employees who is involuntarily terminated as a result of the following circumstances is eligible to participate in the plan:

•	a corporate reorganization;

•	a reduction in staff and selection for participation in the plan by the Chief Executive Officer; or

•	a closure or reorganization of a facility or operation.

Repricing of Stock Options in 2006

During March 2006, we repriced stock option awards held by 116 of our employees and directors. Under the terms of this repricing, we repriced certain employee and director stock options having an exercise price of $2.00 or above to an exercise price of $1.90. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, employees and directors who were previously granted stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, we repriced 447,565 vested options and 1,523,035 unvested options having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, we also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005.

Equity Incentive Awards Outstanding as of December 31, 2006

The following table lists the outstanding option awards held by our named executive officers as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Vesting Schedule
Stephen J. Fanning	21,267	80,817	$1.90	2/7/2016	(2)
	311,458	338,542	1.90	2/2/2015	(1)
Laureen DeBuono	225,000	—	1.10	11/20/2013	(3)
	50,000	—	1.10	11/20/2013	(3)
Bader Bellahsene	730	—	0.45	11/22/2012	(3)
	16,666	33,334	1.90	10/5/2015	(2)
	17,499	52,501	1.90	12/15/2015	(2)
	6,040	3,960	1.90	10/5/2014	(2)
Clint Carnell	46,875	103,125	1.90	10/5/2015	(1)
Sherree Lucas	34,375	40,625x	1.90	4/13/2015	(1)
	18,750	18,750	1.90	12/15/2015	(2)

(1)	25% of the shares underlying this option vest on the one year anniversary of the vesting commencement date and 1/48 per month thereafter.
(2)	The shares underlying this option vest 1/48 per month following the vesting commencement date.
(3)	The shares underlying this option are fully vested.

Aggregated Option Exercises in 2006

The following table lists the options exercised by our named executive officers in 2006.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stephen J. Fanning	—	$—
Laureen DeBuono	—	—
Clint Carnell	—	—
Bader Bellahsene	6,979	13,260
Sherree Lucas	—	—

Nonqualified Deferred Compensation

None of our named executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us. Our compensation committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

The following summaries set forth potential payments payable to our executive officers upon termination of employment following a change in control under their current change of control agreements with us. The compensation committee of our board of directors may, at their discretion, amend or add benefits to these arrangements as they deem advisable.

We have entered into an employment agreement with Stephen J. Fanning. The employment agreement provides for a lump sum cash payment in the amount of one year of base salary and target bonus plus full acceleration of stock option vesting in the event that Mr. Fanning is constructively terminated within 12 months after a change in control. Mr. Fanning would have become entitled to $682,500 had his employment with us terminated on December 31, 2006 under such circumstances. The employment agreement also provides for severance payments consisting of one year of base salary and reimbursement for one year of continued health benefits in the event of termination without cause not in connection with a change in control. Mr. Fanning would have become entitled to approximately $402,090 had his employment with us terminated on December 31, 2006 under such circumstances. The receipt of any such benefits on termination is contingent on the execution of a mutually agreed upon severance and release agreement with Mr. Fanning.

We have adopted a formal severance benefit plan for our full-time employees. The exact payment to any eligible employee is dependent on rank. The maximum possible payment to the highest ranking employees covered by the plan is equal to 12 weeks of severance pay and 3 months of COBRA coverage and outplacement services. Stephen J. Fanning, our President and Chief Executive Officer, whose employment agreement provides for separate and superior severance benefits, and our employees based outside the United States, are not eligible to participate in the plan. Each of our other full-time employees who is involuntarily terminated as a result of the following circumstances is eligible to participate in the plan:

•	a corporate reorganization;

•	a reduction in staff and selection for participation in the plan by the Chief Executive Officer; or

•	a closure or reorganization of a facility or operation.

Our option agreements with our directors and certain key employees also provide for the accelerated vesting of all shares subject to these options in the event such director or key employee is terminated without cause or constructively terminated within 12 months of a change of control.

The following table lists the named executive officers and the estimated amounts they would have become entitled to had their employment with us terminated on December 31, 2006 under circumstances described above.

Name	Estimated Total Value of Cash Payment		Estimated Total Value of Health Coverage Continuation		Estimated Total Value of Outplacement Benefits	Value of Accelerated Equity (1)
Stephen J. Fanning	$	*	$	*	$—	$2,134,537
Laureen DeBuono		61,425		2,793	6,000	—
Bader Bellahsene		48,750		1,460	6,000	457,057
Clint Carnell		62,400		4,588	6,000	524,906
Sherree L. Lucas		48,750		4,588	6,000	493,094

*	The amount Mr. Fanning would have become entitled to had his employment with us terminated on December 31, 2006 would vary depending on the circumstances. See description more fully set forth above.
(1)	We estimate the value of acceleration of options and shares held by each of our named executive officers based on a share price of $6.99 per share as of December 31, 2006 and the number of options and shares held by each of our executive officers that were unvested as of December 31, 2006.

2006 Director Compensation

Effective after our initial public offering in November 2006, each of our non-employee directors receives, for his or her service on the board, $1,500 per meeting attended. Each of our non-employee director who serves on our audit committee or compensation committee also receives, for his or her service on such committee $500 per meeting attended.

In addition, beginning in 2007, the chairpersons of our audit committee, compensation committee, and nominating and governance committee annually were due to receive $10,000, $5,000, and $5,000 respectively, in consideration for their services in these respective roles. In February 2007, our board adjusted the amounts payable to the chairpersons of our audit committee and compensation committee to $20,000 and $15,000 respectively. Directors may be reimbursed for expenses incurred in connection with their attendance at board of directors and committee meetings.

In the past, we granted directors options to purchase our common stock pursuant to the terms of our 1997 Stock Option Plan. We now provide for the automatic grant of non-statutory options to our non-employee directors under our 2006 Equity Incentive Plan. Each non-employee director first appointed to the board of directors subsequent to our November 2006 initial public offering will receive an initial option to purchase 20,000 shares upon such appointment. This option will vest ratably as to 1/36th of the shares subject to the option each month, subject to the director’s continued service on each relevant vesting date. In addition, beginning in 2007, non-employee directors who have been directors for at least six months will receive an option to purchase 10,000 shares immediately following each annual meeting of our stockholders. This option will vest ratably as to 1/12th of the shares subject to the option each month, subject to the director’s continued service on each relevant vesting date. All options granted under the automatic grant provisions have a term of ten years and an exercise price equal to the fair market value on the date of grant.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2006.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation		Total
Robert F. Byrnes	$500	$16,281	—		$16,781
Samuel D. Colella	1,000	25,227	—		26,227
Joseph M. DeVivo	500	17,091	—		17,591
Edward W. Knowlton, M.D.	500	25,227	75,000	(2)	100,727
Kenneth Ludlum	1,500	24,574	—		26,074
Mark M. Sieczkarek	1,500	17,091	—		18,591

Former Directors
Gary Shaffer	—	24,519	—		24,519
Keith L. Mullowney	—	5,315	20,358	(3)	25,673

(1)	Amounts represent the dollar amount of compensation expense recorded in our income statement for the 2006 fiscal year in accordance with FAS123R. Amounts include compensation expense recognized with respect to awards granted in previous fiscal years, as well as those granted, if any, in the 2006 fiscal year. Page 77 of our Form 10-K describes the assumptions made in the valuation of our options under FAS 123R.
(2)	Amount represents consulting fees earned under a consulting agreement with Dr. Knowlton.
(3)	Amount represents consulting fees earned under a consulting agreement with Mr. Mullowney.

During fiscal 2006, our non-employee directors were issued options to purchase shares of our common stock as set forth in the following table.

Name	Grant Date		Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards (1)
Robert F. Byrnes	5/3/2006		10,000	$3.00	$92,571
Samuel D. Colella	3/13/2006 3/13/2006 5/3/2006	(2) (2)	10,000 10,000 10,000	1.90 1.90 3.00	890 15,390 92,571
Joseph M. DeVivo	8/2/2006 12/6/2006		20,000 2,789	11.00 8.15	122,002 11,020
Edward W. Knowlton, M.D.	3/13/2006 3/13/2006 5/3/2006	(2) (2)	10,000 10,000 10,000	1.90 1.90 3.00	890 15,390 92,571
Kenneth Ludlum	3/13/2006 5/3/2006	(2)	10,000 10,000	1.90 3.00	15,390 92,571
Mark M. Sieczkarek	8/2/2006 12/6/2006		20,000 2,789	11.00 8.15	122,002 11,020

Former Directors
Gary Shaffer	3/13/2006 3/13/2006 5/3/2006	(2) (2)	10,000 10,000 10,000	1.90 1.90 3.00	890 15,390 92,571
Keith L. Mullowney	5/3/2006		10,000	3.00	92,571

(1)	Amounts represent the dollar amount of compensation cost recognized over the requisite service period, in accordance with FAS 123R, which include both the amounts recorded as compensation expense in our income statement for the 2006 fiscal year as well as amounts to be recognized in future requisite service periods. In the case of options repriced in 2006, amounts represent the incremental fair value, computed as of the repricing date, under FAS123R. Page 77 of our Form 10-K describes the assumptions made in the valuation of our options under FAS 123R.
(2)	Option previously granted but repriced on the stated date.

Aggregate number of option awards outstanding (both exercisable and unexercisable) for each of our directors at fiscal year-end are set forth in the following table.

Name	Number of Option Awards Outstanding
Robert F. Byrnes	10,000
Samuel D. Colella	30,000
Joseph M. DeVivo	22,798
Edward W. Knowlton, M.D.	30,000
Kenneth Ludlum	15,418
Mark M. Sieczkarek	22,798

Former Directors
Gary Shaffer	12,706
Keith L. Mullowney	67,000

Compensation Committee Interlocks and Insider Participation

Samuel D. Colella, Joseph M. DeVivo, and Mark M. Sieczkarek are the current members of the compensation committee. In addition, Ken Ludlum and Edward Knowlton also served as members of the compensation committee during the last fiscal year. No member of the Compensation Committee is an executive officer or former officer of ours. No executive officer of ours served on the board of directors of any entity whose executive officers included a director of ours.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K with management of Thermage, and based upon the foregoing review and discussions, the Committee has recommended to Thermage’s board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K.

The foregoing report is provided by the undersigned members of the Compensation Committee.

Samuel D. Colella, Chairman
Joseph M. DeVivo
Mark M. Sieczkarek

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans.

The following table includes information as of December 31, 2006 for our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,272,144	$2.31	3,085,650	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Our 2006 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2007 fiscal year, equal to the least of: (a) 3.5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; (b) 1,800,000 shares, or (c) such other amount as our board of directors may determine; and our 2006 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with our 2007 fiscal year, equal to the least of: (a) 2% of the outstanding shares of our common stock on the first day of the fiscal year; (b) 900,000 shares; or (c) such other amount as our board of directors may determine.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information relating to the beneficial ownership of our common stock as of March 31, 2007, except where otherwise noted, by:

•	each stockholder known by us to own beneficially more than 5% of our common stock;

•

each of our executive officers named in the summary compensation table on page 9 (our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers);

•	each of our current directors; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole voting power, shared voting power, or investment power and includes any shares that the individual has the right to acquire within 60 days of March 31, 2007 through the exercise of any stock option or other right. The number and percentage of shares “beneficially owned” is computed on the basis of 23,026,723 shares of our common stock outstanding as of March 31, 2007. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or Schedules 13D and 13G filed with the SEC.

Shares of our common stock that a person has the right to acquire within 60 days of March 31, 2007 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person or entity named in the table has sole voting and dispositive power with respect to the shares set forth opposite such person’s or entity’s name. The address for those persons for whom an address is not otherwise provided is c/o Thermage, Inc., 25881 Industrial Boulevard, Hayward, California 94545.

Beneficial Owner	Number of Shares		Options Exercisable Within 60 Days	Approximate Percent Owned
5% Stockholders
Individuals and entities affiliated with Draper Fisher Jurvetson ePlanet Ventures L.P. 2882 Sand Hill Road, Suite 150 Menlo Park, CA 94025	1,412,118	(1)	—	6.1%
Essex Woodlands Health Ventures Fund V, L.P. 10001 Woodloch Forest Drive Waterway Plaza Two, Suite 175 The Woodlands, TX 77380	1,675,221	(2)	—	7.3%
Entities affiliated with Institutional Venture Partners 3000 Sand Hill Road, Suite 290 Menlo Park, CA 94025	2,974,404	(3)	—	12.9%
Entities affiliated with Morgenthaler Venture Partners 50 Public Square Suite 2700 Cleveland, Ohio 44113	2,880,603	(4)	—	12.5%
Entities affiliated with Technology Partners 550 University Avenue Palo Alto, CA 94301	2,470,222	(5)	—	10.7%

Named Executive Officers and Directors
Stephen J. Fanning	2,206		398,003	1.7%
Laureen DeBuono	741		275,541	1.2%
Bader Bellahsene	19,858		52,184	*
Clint Carnell	793		60,000	*
Sherree Lucas	588		66,104	*
Samuel D. Colella (6)	2,974,404		26,456	13.0%
Robert F. Byrnes (7)	971,916		2,916	4.2%
Joseph M. DeVivo	—		5,310	*
Edward W. Knowlton, M.D.	850,000		66,456	4.0%
Kenneth Ludlum	24,582		3,750	*
Mark M. Sieczkarek	—		5,310	*
All executive officers and directors as a group (15 persons)	5,117,326		1,200,174	26.1%

*	Indicates ownership of less than 1%.
(1)	Consists of 1,359,872 shares held by Draper Fisher Jurvetson ePlanet Ventures L.P.; 28,241 shares held by Draper Fisher Jurvetson ePlanet Partners Fund, LLC; and 24,005 shares held by Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. Draper Fisher Jurvetson ePlanet Partners, Ltd. is the general partner of Draper Fisher Jurvetson ePlanet Ventures L.P. Timothy C. Draper, John H. N. Fisher, Steve T. Jurvetson and Asad Jamal are managing directors of Draper Fisher Jurvetson ePlanet Partners, Ltd. and share voting and investment control over the shares held by Draper Fisher Jurvetson ePlanet Ventures L.P. Timothy C. Draper, John H. N. Fisher and Steve T. Jurvetson are managing members of Draper Fisher Jurvetson ePlanet Partners Fund, LLC and share voting and investment control over the shares held by Draper Fisher Jurvetson ePlanet Partners Fund, LLC. Draper Fisher Jurvetson ePlanet Verwaltungs GmbH is the general partner of Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. Timothy C. Draper, John H. N. Fisher, Steve T. Jurvetson and Asad Jamal are managing directors of Draper Fisher Jurvetson ePlanet Verwaltungs GmbH and share voting and investment control over the shares held by Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG. Messrs. Draper, Fisher, Jurvetson and Jamal disclaim beneficial ownership of the shares held directly by each of the foregoing entities except to the extent of their pecuniary interest therein.

(2)	James Currie, Martin Sutter and Immanuel Thangaraj share voting and investment control over the shares held by Essex Woodlands Health Ventures Fund V, L.P.
(3)	Consists of 2,894,030 shares held by Institutional Venture Partners VII, L.P.; 56,538 shares held by Institutional Venture Management VII, L.P.; and 23,836 shares held by IVP Founders Fund I, L.P. Institutional Venture Management VII is the general partner of Institutional Venture Partners VII, L.P. Institutional Venture Management VI is the general partner of IVP Founders Fund I, L.P. Samuel D. Colella, Reid Dennis, M.J. Elmore, Norm Fogelsong, RuthAnn Quindlan, Jim Strand, Pete Thomas, Bill Tai and Geoff Yang share voting and investment control over all shares held by entities affiliated with Institutional Venture Partners.
(4)	Consists of 1,890,937 shares held by Morgenthaler Venture Partners V; and 989,666 shares held by Morgenthaler Partners VII, L.P. Morgenthaler Management Partners V, LLC is the managing general partner of Morgenthaler Venture Partners V, L.P. (MVP V). Robert C. Bellas, Jr., Theodore A. Laufik, Gary R. Little, John D. Lutsi, Gary J. Morgenthaler, Robert D. Pavey, G. Gary Shaffer and Peter G. Taft share voting and investment control over the shares held by MVP V. Morgenthaler Management Partners VII, LLC is the managing general partner of Morgenthaler Partners VII, L.P. (MP VII). Robert C. Bellas, Jr., Greg E. Blonder, James W. Broderick, Daniel F. Farrar, Andrew S. Lanza, Theodore A. Laufik, Gary R. Little, John D. Lutsi, Gary J. Morgenthaler, Robert D. Pavey, G. Gary Shaffer, Alfred J.V. Stanley and Peter G. Taft share voting and investment control over the shares held by MP VII. Each managing member disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein.
(5)	Consists of 664,739 shares held by Technology Partners Fund VI, LP; 105,442 shares held by Technology Partners Affiliates VII, LP; and 1,601,025 shares held by Technology Partners Fund VII, LP. TP Management VI, LLC is the managing partner of Technology Partners Fund VI, LP. TP Management VII, LLC is the managing partner of each of Technology Partners Affiliates VII, LP and Technology Partners Fund VII, LP. John E. Ardell, Ira Ehrenpreis, James Glasheen, Sheila Mutter and Roger J. Quy are managing members of TP Management VI, LLC and TP Management VII, LLC and share voting and investment control over the shares held by Technology Partners Affiliates VII, LP, Technology Partners Affiliates VII, LP, and Technology Partners Fund VII, LP. Each managing member disclaims beneficial ownership of these shares, except to the extent of his or her pecuniary interest therein.
(6)	Consists of shares held by entities affiliated with Institutional Venture Partners; and options exercisable for 26,456 shares held by Mr. Colella. See Footnote (3). Mr. Colella holds voting and investment control over the shares held by Institutional Venture Partners.
(7)	Consists of shares held by Mr. Byrnes and his immediately family members and their estate planning vehicles.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our board of directors has determined that Kenneth Ludlum, Samuel D. Colella, Edward W. Knowlton, M.D., Joseph M. DeVivo, and Mark M. Sieczkarek, are each independent within the meaning of applicable Nasdaq rules.

Our compensation committee is chaired by Mr. Colella and also includes Messrs. DeVivo and Sieczkarek, each of whom is independent within the meaning of applicable SEC and Nasdaq rules. Our compensation committee may form and delegate authority to subcommittees when appropriate. In December 2007, our compensation committee formed a non-executive option grant subcommittee consisting of Messrs. Fanning and Colella. Mr. Fanning is not conisdered to be independent.

Our nominating and governance committee is chaired by Mr. DeVivo and also includes Messrs. Byrnes, Colella and Fanning. Messrs. DeVivo and Colella are independent within the meaning of applicable SEC and Nasdaq rules. Messrs. Byrnes and Fanning are not considered to be independent.

In determining the independence of Edward W. Knowlton, M.D., our board of directors took into consideration our consulting agreement with Edward W. Knowlton, M.D. to obtain consulting services related to the development of our ThermaCool system. Pursuant to the consulting agreement, Dr. Knowlton provides approximately six days of consulting services per month at a rate of $6,250 per month for an indefinite term. The consulting agreement is terminable by either party upon a one-year written notice.

Related Transactions

We describe below transactions and series of similar transactions that have occurred during our last fiscal year to which we were a party or a party in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Repricing of Stock Options in 2006

In March 2006, we amended certain unexercised options granted to certain of our directors and executive officers as set forth in the table below to reduce the exercise price of such options to $1.90 per share in exchange for the forfeiture by such directors and executive officers of options granted to them at higher prices.

Name	Common Shares Subject to Options	Original Exercise Price
Executive Officers
Bader Bellahsene	10,000 70,000 50,000	8.00 4.00 4.00
Pamela M. Buckman	30,000	6.00
Clint Carnell	150,000	4.00
Stephen J. Fanning	650,000	4.00
Douglas W. Heigel	20,000	6.00
Sherree L. Lucas	75,000 75,000	4.00 4.00

Directors
Samuel D. Colella	10,000 10,000	2.00 4.00
Edward W. Knowlton	10,000 10,000	2.00 4.00
Kenneth Ludlum	10,000	4.00
Gary Shaffer	10,000 10,000	2.00 4.00

For further details concerning this repricing, see the disclosures under “Repricing of Stock Options in 2006” in Item 11 to this annual report on Form 10-K.

Review, Approval or Ratification of Related-Person Transactions

As provided by our audit committee charter, our audit committee must review and approve in advance any related party transaction. All of our directors, officers and employees are required to report to our audit committee any such related party transaction prior to its completion.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Auditors

The following information sets out the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers LLP, during the fiscal years 2006 and 2005.

Service Category	2006	2005
Audit Fees	$1,481,522	$215,733
Audit-Related Fees	—	—
Tax Fees	—	35,361
All Other Fees	1,500	4,166

Total	$1,483,022	$255,260

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s 2006 financial statements and for services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax services fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

To help ensure the independence of the independent registered public accounting firm, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by the independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent auditor during 2007 must be approved in advance by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

All of the services provided by PricewaterhouseCoopers described in the table above were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3)	Exhibits

Exhibit No.	Description
31.3	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.4	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERMAGE, INC.

Date: April 30, 2007	By:	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.3	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.4	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).