Form 10-Q
period 2007-03-31
THERMAGE INC
filed 2007-05-15
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2007, 23,027,556 shares of the registrant’s common stock were outstanding.

THERMAGE, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$43,508	$45,915
Accounts receivable, net	5,289	3,285
Inventories, net	5,581	5,219
Prepaid expenses and other current assets	1,497	1,717

Total current assets	55,875	56,136
Property and equipment, net	3,501	3,638
Other assets	119	101

Total assets	$59,495	$59,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,367	$1,398
Accrued liabilities	5,395	7,372
Current portion of deferred revenue	1,436	1,151
Customer deposits	76	62

Total current liabilities	8,274	9,983
Deferred revenue, net of current portion	739	716
Other liabilities	136	55

Total liabilities	9,149	10,754

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized 23,026,723 and 22,906,851 issued and outstanding	23	23
Additional paid-in capital	94,684	93,418
Deferred stock-based compensation	(6)	(6)
Notes receivable from stockholders	(125)	(125)
Accumulated deficit	(44,230)	(44,189)

Total stockholders’ equity	50,346	49,121

Total liabilities and stockholders’ equity	$59,495	$59,875

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$15,155	$12,431
Cost of revenue	4,152	3,778

Gross margin	11,003	8,653

Operating expenses
Sales and marketing	6,374	5,849
Research and development	2,466	2,377
General and administrative	2,683	2,264

Total operating expenses	11,523	10,490

Loss from operations	(520)	(1,837)
Interest and other income	586	114
Interest and other expense	—	(1,049)

Income (loss) before income taxes	66	(2,772)
Provision for income taxes	(7)	—

Net income (loss)	$59	$(2,772)

Net income (loss) allocable to common stockholders	$59	$(2,772)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.68)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	22,978,331	4,058,082

Diluted	24,792,543	4,058,082

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows used in operating activities
Net income (loss)	$59	$(2,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	506
Interest receivable on stockholder notes	—	(4)
Amortization of warrants on notes payable	—	28
Changes in preferred stock warrant liability	—	847
Stock-based compensation	1,261	1,228
Allowance for doubtful accounts	(24)	—
Reserve for excess and obsolete inventory	(9)	27
Change in assets and liabilities
Accounts receivable	(1,980)	(597)
Inventories	(653)	121
Prepaid expenses and other current assets	220	149
Other non-current assets	(18)	—
Accounts payable	(31)	(564)
Accrued and other liabilities	(1,613)	(182)
Deferred revenue	308	(43)
Customer deposits	14	(24)
Deferred rent	(19)	(13)

Net cash used in operating activities	(2,083)	(1,293)

Cash flows used in investing activities
Acquisition of property and equipment	(9)	(146)
Change in restricted cash	—	107

Net cash used in investing activities	(9)	(39)

Cash flows from financing activities
Repayments on equipment leases	—	(2)
Proceeds from exercise of stock options	94	186
Payments of capitalized IPO related costs	(409)	—

Net cash provided by (used in) financing activities	(315)	184

Net decrease in cash and cash equivalents	(2,407)	(1,148)
Cash and cash equivalents at beginning of period	45,915	10,121

Cash and cash equivalents at end of period	$43,508	$8,973

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(In thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Thermage, Inc. (the “Company”) develops, manufactures, and markets radiofrequency-based equipment and disposable products for non-invasive treatment of wrinkles. The Company was incorporated in California on January 11, 1996 and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. On November 9, 2006, the Company completed an initial public offering (“IPO”) of 6,000,000 shares of its common stock at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. The Company raised approximately $38.3 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of the Company’s outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into 12,406,134 shares of common stock.

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any future year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report 10-K, as amended to date.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and de-recognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. At the adoption date of January 1, 2007, the Company had approximately $800 of unrecognized tax benefit, of which $100 would have affected the Company’s effective tax rate if recognized. Accordingly, the Company recognized a liability for income taxes associated with uncertain tax positions of $100, with a corresponding charge to beginning balance of accumulated deficit as of January 1, 2007. Additionally, the company decreased deferred tax asset and its associated valuation allowance by $700. In accordance with FIN 48, the Company will recognize interests and penalties, when they occur, related to unrecognized tax benefits as a component of income taxes. Interest and penalties are immaterial at the date of adoption. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company is subject to taxation in the U.S. and in various states. Generally, with a few exceptions, the tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination with the State of California for the years 2003 and 2004. The final outcome of the examination is not yet known; however, management does not anticipate any adjustments which would result in material changes to the Company’s results of operations, financial condition or liquidity.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on 10-K filed on March 30, 2007 as amended to date, and have not changed since December 31, 2007, with the exception of adoption of FIN 48.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of radiofrequency based equipment for the aesthetics market. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

The following table summarizes net revenue by product:

	Three Months Ended March 31,
	2007	2006
RF generators	$3,892	$3,259
ThermaTips and other consumables	10,840	8,821

Net revenue from products	14,732	12,080
Services and other	423	351

Total net revenue	$15,155	$12,431

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2007	2006
United States	$7,633	$6,528
Asia Pacific	3,228	3,164
Europe/Middle East	2,655	1,653
Rest of the world	1,639	1,086

Total net revenue	$15,155	$12,431

NOTE 2 — NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share attributed to common shares is computed by dividing the net earnings (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net earnings (loss) per share attributed to common shares is computed by dividing the net earnings (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights, incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock and incremental shares of common stock issuable under employee stock purchase plans and restricted stock units.

	Three Months Ended March 31,
	2007	2006
Historical net income (loss) per share:
Numerator
Net income (loss)	$59	$(2,772)
Net income (loss) allocable to preferred stockholders	—	—

Net income (loss) allocable to common stockholders	$59	$(2,772)

Denominator
Weighted-average common shares outstanding	22,983,956	4,107,770
Less: weighted-average unvested common shares subject to repurchase	(5,625)	(49,688)

Denominator for basic net income (loss) per share	22,978,331	4,058,082
Dilutive potential common shares used in computing diluted net income per share	1,814,212	—

Denominator for diluted net income (loss) per share	24,792,543	4,058,082

Basic net income (loss) per share	$0.00	$(0.68)

Diluted net income (loss) per share	$0.00	$(0.68)

The following outstanding options, common stock subject to repurchase, convertible preferred stock and convertible preferred stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock	—	3,149,782
Common stock subject to repurchase	—	41,250
Convertible preferred stock	—	12,042,274
Convertible preferred stock warrants	—	628,718
Restricted stock units	46,128	—

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$2,176	$2,134
Work-in-process	1,221	710
Finished goods	2,184	2,375

	$5,581	$5,219

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2007	December 31, 2006
Marketing expenses	$198	$226
Travel and entertainment	188	191
Warranty	438	329
Sales and use tax	238	171
Payroll and related expenses	2,823	3,947
Professional fees	297	269
Fixed assets	262	283
IPO expenses	—	409
Accrued claims	406	477
Accrued inventory purchases	176	294
Other	369	776

	$5,395	$7,372

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$329	$296
Accruals for warranties issued during the period	153	68
Accruals related to pre-existing warranties (including changes in estimates)	29	—
Settlements made during the period	(73)	(57)

Balance at end of period	$438	$307

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Three Months Ended
	March 31, 2007	March 31, 2006
Balance at beginning of period	$1,646	$1,442
Payments received	319	310
Revenue recognized	(278)	(230)

Balance at end of period	$1,687	$1,522

The Company incurred costs of $126 and $160 under extended warranty contracts during the three month periods ended March 31, 2007 and 2006, respectively.

NOTE 6 — CONTINGENCIES

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

NOTE 7 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$99	$32
Sales and marketing	482	509
Research and development	312	151
General and administrative	368	536

Total stock-based compensation expense	$1,261	$1,228

NOTE 8 — SUBSEQUENT EVENTS

On April 26, 2007, Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that ThermaTip sales will continue to increase as a percentage of revenue versus generator sales, while generator sales increase in absolute terms; increase in ThermaTip revenue as a result of greater demand; number of systems expected to be placed worldwide; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We were incorporated in 1996, and through the third quarter of 2002, we were principally engaged in development and regulatory clearance activities. We received FDA clearance to market our ThermaCool system for treatment of periorbital wrinkles and rhytids in the fourth quarter of 2002 and for the treatment of facial wrinkles and rhytids in June 2004. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator and cooling module with a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. Since 2002, we have developed several ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. Our customers primarily consist of dermatologists and plastic surgeons. As of March 31, 2007, we had an installed base of over 2,100 ThermaCool RF generators and had sold over 375,000 ThermaTips.

Significant Business Trends

We commercially launched our ThermaCool system in the fourth quarter of 2002. From that time until the end of 2003, demand for our product increased as a result of rapid uptake by early adopters. During 2004, we slightly increased the average selling price of our RF generator and significantly increased the average selling price of our ThermaTips. In addition, we began implementation of a new procedure algorithm and focused our sales force on the time-consuming and difficult process of re-training and certifying our customers on the revised algorithm to the detriment of system sales. These factors contributed to a trend of declining unit sales beginning in the second half of 2004. During the years ended December 31, 2005 and 2006, we responded to the declining sales trends by implementing several changes, including lowering ThermaTip prices, providing a wider array of ThermaTip product options, including introduction of a larger treatment tip that reduced procedure time, and reorganizing our sales and marketing organization. Beginning with the last quarter of 2005, we experienced a reversal in the negative unit sales trends that were experienced in the previous twelve months. This improved performance and market penetration continued through the first three months of 2007.

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For the years ended December 31, 2005, 2006 and first three months of 2007 we derived 66%, 73% and 71% respectively, of our revenue from ThermaTip and other consumable sales, and 31%, 24% and 26% respectively, of our revenue from ThermaCool RF generator sales. As the installed base of ThermaCool RF generators has grown, so too have grown the number of physicians performing our Thermage procedure, and, consequently, sales of disposable ThermaTips have increased as a percentage of revenue versus generator sales. We expect this trend to continue, and we expect to derive a greater percentage of our revenue from sales of ThermaTips and other consumables in the future. During the years ended December 31, 2004 and 2005, sales of RF generators declined, not only on a percentage basis, but also on an absolute basis. This reflects our decision to prioritize our limited resources towards servicing existing customers’ demands, rather than seeking new customers, because we believe we maximize operating results by emphasizing repeat ThermaTip sales over one time RF generator sales. With growth in our sales organization, we believe that the sale of RF generators will grow in absolute terms, but continue to decline as a percentage of revenue. In February 2007, we introduced and began shipment of the ThermaCool® NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve clinician comfort compared to our prior generator. Customer demand for the product was higher than expected, which resulted in an increase in systems sales as a percentage of total sales. We will continue to service our prior generation generator. During 2007, we expect to sell over 400 ThermaCool NXT systems to new customers worldwide. The balance of our revenue is derived from product service and shipping. Variations in unit sales of ThermaTips and our ThermaCool RF generator may significantly impact revenue in a given quarter.

We market the ThermaCool system, including our single-use ThermaTips, in the United States to physicians through a direct sales force and internationally through a network of 32 distributors in 79 countries. In the year ended December 31, 2005, 2006 and first quarter of 2007, we derived 56%, 52% and 50%, respectively, of our revenue from sales of our products and services within the United States. For the year ended December 31, 2005, 2006 and first three months of 2007, we derived 44%, 48% and 50%, respectively, of our revenue from sales of our products and services outside the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Three Months Ended March 31,
	2007	2006
United States	50%	53%
Asia Pacific	21%	25%
Europe/Middle East	18%	13%
Rest of the world	11%	9%

Total net revenue	100%	100%

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

Results of Operations

Three Months Ended March 31, 2007 and March 31, 2006

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $2.8 million, or 22%, from $12.4 million to $15.2 million for the three months ended March 31, 2007, as compared to the same period in 2006. Sales of ThermaTips and other consumables increased $2.0 million, or 23%, from $8.8 million to $10.8 million for the three months ended March 31, 2007. Sales of ThermaCool RF generator increased $0.6 million, or 20%, from $3.3 million to $3.9 million for the three months ended March 31, 2007. International sales to distributors accounted for 50% of revenue for the three months ended March 31, 2007, as compared to 47% in the same period in 2006. The increase in revenue was driven by increased demand of our ThermaTip and other consumables, which represented 71% of our first quarter 2007 revenue, continued expansion into new international markets, and higher than expected demand for the new ThermaCool NXT generator launch during the first three months of 2007. During the first quarter of 2007, we sold 103 new systems with customers and our installed base grew from 2,104 at December 31, 2006 to 2,147 units at March 31, 2007.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Cost of revenue increased $0.4 million, or 10%, from $3.8 million to $4.2 million for the three months ended March 31, 2006 and 2007, respectively. Gross margin was 73% and 70% of revenue for the three months ended March 31, 2007 and 2006, respectively. Improvements in gross margins in the three months ended March 31, 2007 were primarily due to mix towards the higher margin ThermaTips products, increased average selling price of ThermaTips and continued improvement in costs of systems.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows, marketing, customer service and business development. Sales and marketing expenses increased $0.5 million, or 9%, from $5.9 million to $6.4 million for the three months ended March 31, 2006 and 2007, respectively. The increase in the three months ended March 31, 2007 was primarily attributable to an increase of $0.2 million in discretionary marketing expenses in support of the launch of the new ThermaCool NXT product, as well as additional personnel and related travel and entertainment expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses remained fairly constant in the three months ended March 31, 2006 and 2007 at $2.5 million. Higher stock-based compensation costs and discretionary research and development costs including outside services in the three months ended March 31, 2007 compared to a year ago period was partially offset by lower clinical study costs in 2007.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $0.4 million, or 19%, from $2.3 million to $2.7 million for the three months ended March 31, 2006 and 2007, respectively. The increase in the three months ended March 31, 2007 was primarily attributable to higher professional fees and insurance in connection with being a public company, which was partially offset by $0.2 million lower stock-based compensation charges.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances. Interest and other income increased $0.5 million from $0.1 million to $0.6 million in the three months ended March 31, 2006 and 2007, due to higher average cash balances resulting from the proceeds of our initial public offering,

Interest and Other Expense. Interest and other expense of $1.0 million for the three months ended March 31, 2006 consists primarily of $0.8 million of expense related to changes in the fair value of our convertible preferred stock warrants under FSP 150-5 and $0.2 million of interest expenses on our GE Capital borrowing. Subsequent to our initial public offering, we repaid the GE Capital borrowing. The majority of the convertible preferred stock warrants were exercised upon our initial public offering, with an additional preferred stock warrants for 27,778 shares of preferred stock converted into warrants for common stock. As a result, we incurred no interest expense nor charges related to change in the fair value of our convertible preferred stock warrants during the three months ended March 31, 2007.

Stock-Based Compensation

For the three months March 31, 2007 and 2006, employee and non-employee stock-based compensation expense has been allocated as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$99	$32
Sales and marketing	482	509
Research and development	312	151
General and administrative	368	536

Total stock-based compensation expense	$1,261	$1,228

We recorded employee stock-based compensation expense of $1.2 million and $1.2 million in the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total compensation cost related to stock-based awards granted or modified under SFAS 123R to employees and directors but not yet recognized was approximately $8.3 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over a weighted average period of approximately 3.1 years.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options are remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $65,000 and $46,000 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

We have not achieved sustained profitability since the introduction of our ThermaCool system in 2002. Prior to our initial public offering in November 2006, we have funded our operations principally from the issuance of our preferred stock that resulted in aggregate net proceeds of $45.2 million. In addition, in 2005, we obtained a working capital line with GE Capital on which we drew $2.5 million in November 2005, bearing interest at the rate of 10.2% per annum, and $2.5 million in December 2005, bearing interest at the rate of 10.6% per annum. On November 9, 2006, we completed an initial public offering of 6,000,000 shares of our common stock at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. We raised approximately $38.3 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of our outstanding shares of preferred stock converted on a one-to-one basis into 12,406,134 shares of common stock. Upon the completion of our initial public offering, we repaid the outstanding balance and interest on the working capital line.

On March 31, 2007, we had working capital of $47.6 million, which consists primarily of $43.5 million in cash and cash equivalents.

Net Cash Used in Operating Activities. Net cash used in operating activities was $2.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively. During 2007, net cash used by operating activities primarily resulted from an increase in accounts receivables of $2.0 million, an increase in inventories of $0.7 million and a decrease in accrued liabilities of $1.6 million, offset by non-cash amortization of stock-based compensation of $1.3 million, increase in deferred revenue of $0.3 million, and non-cash depreciation and amortization of $0.4 million. The increase in accounts receivable was the result of increased revenues. The decrease in accrued liabilities was primarily from payment of annual bonuses. During 2006, net cash used by operating activities primarily resulted from the $2.8 million operating loss, an increase in accounts receivable of $0.6 million, and a decrease in accounts payable of $0.6 million, partially offset by non-cash amortization of stock-based compensation of $1.2 million, changes in preferred stock warrant liability of $0.8 million and non-cash depreciation and amortization of $0.5 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $9,000 and $39,000 for the three months ended March 31, 2007 and 2006, respectively. Investing activities were primarily related to acquisition of property and equipment in both periods.

Net Cash Provided by Financing Activities. Net cash used in financing activities was $321,000 in the three months ended March 31, 2007. During 2007, cash was used for payment of capitalized IPO costs of $409,000, partially offset by proceeds from exercise of stock options. Net cash provided by financing activities was $184,000 in the three months ended March 31, 2006. During 2006, cash was primarily provided from proceeds of exercise of stock options.

We believe that our current cash, cash equivalents, and investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research and development and selling and marketing efforts.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows companies to chose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

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

On April 26, 2007, Alma Lasers, Ltd. and Alma Lasers, Inc. (together, “Alma”) filed a lawsuit against us in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. We intend to defend the action vigorously. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may lose certain patent protection, exposing us to increased direct competition.

ITEM 1A.	RISK FACTORS

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

We may not be able to achieve sustainable profitability even if we are able to generate significant revenue.

We incurred a loss of $3.9 million in 2006 and a profit of $0.1 million for the three months ended March 31, 2007. In the past, with increasing revenue, we have expanded our business and increased our expenses to meet anticipated increased demand for our ThermaCool system. We expect this trend to continue for the foreseeable future. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock and require us to seek additional financing for our business.

We are totally dependent upon the success of our ThermaCool system, which has a limited commercial history. If the ThermaCool system fails to increase market acceptance, our business will suffer.

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

We are involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

We advised Alma Lasers as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. In April 2007, Alma filed a complaint in Federal Court seeking a declaratory judgment of non-infringement, and also seeking a judgment that our patents are invalid. We currently intend to file a patent infringement lawsuit against Alma. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of March 31, 2007, we had 29 issued U.S. patents and 17 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We may not be successful in, or may be delayed in, commercializing a product for cellulite.

We recently received FDA clearance to market the TherMassager, an accessory to our ThermaCool system, for the temporary improvement in the appearance of cellulite and for therapeutic massage, which we currently intend to commercially launch in the second half of 2007. The timing and success of our launch depends on our current effort at demonstrating compelling evidence of meaningful clinical effect. We have not previously marketed our ThermaCool system to reduce the appearance of cellulite, and our anticipated marketing and training efforts may not be successful in encouraging physicians and patients to adopt this new procedure in commercially meaningful numbers. We expect to face significant competition in the area of cellulite products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our cellulite product sufficiently from our competitors’ products to achieve significant market penetration. In addition, integrating a new accessory into our existing ThermaCool system will require additional physician training as well as manufacturing and technical support. As a result of these factors, we may incur significant clinical, marketing and development expenses relating to this new product opportunity without achieving commercial success, which could harm our business and our competitive position.

Performing clinical studies on, and collecting data from, the Thermage procedure is inherently subjective, and we have limited data regarding the efficacy of our ThermaCool system. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of the ThermaCool system. Clinical studies of aesthetic wrinkle treatments and cellulite are subject to a number of limitations. First, these studies do not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is the most common method of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive, energy-based devices, the effect of the Thermage procedure varies from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

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

Our reputation and competitive position may be harmed not only by negative media exposure, but also by other publicly-available information suggesting that our Thermage procedure is not safe. For example, we file adverse event reports with the FDA that are publicly available on the FDA’s website if our product may have caused or contributed to a serious injury or malfunctioned in a way that would likely cause or contribute to a serious injury if it were to recur. There are under 200 such medical device reports, excluding duplicate reports, on the FDA’s website related to the Thermage procedure. Based upon an estimated 375,000 Thermage procedures performed to date, the rate of such reports is under 0.1%, with over

99.9% of procedures performed without an adverse event reported. Despite this safety record, competitors may attempt to harm our reputation by pointing to isolated injuries that have been reported or publicized, or by claiming that their product is superior because they have not filed as many adverse event reports with the FDA. Such negative publicity and competitor behavior could harm our reputation and our future sales.

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

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our ThermaCool system depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our ThermaCool RF generator and continued purchases by our customers of single-use ThermaTips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. We must be able to demonstrate that the cost of our ThermaCool system and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive aesthetic procedures. If we are unable to increase physician adoption of our ThermaCool system and use of our ThermaTips, our financial performance will be adversely affected.

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

International sales accounted for 48% of our revenue for the year ended December 31, 2006, and 50% of our revenue for the quarter ended March 31, 2007. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We currently perform certain value-added and proprietary manufacturing processes internally at our principal facility, and we outsource the manufacture of components, subassemblies and certain finished products to a limited number of third parties. For financial or operational purposes, we may elect to perform additional component or system manufacturing functions internally. In that event, we may face a number of challenges beyond those that we currently address in our internal assembly, inspection, testing and certification activities. Implementing complex or specialized manufacturing processes could lead to difficulties in producing sufficient quantities of manufactured items that meet our quality standards and that comply with applicable regulatory requirements in a timely and cost-effective manner. In addition, if we experience these types of internal manufacturing difficulties, it may be expensive and time consuming to engage a new or previous subcontractor or supplier to fulfill our replacement manufacturing needs. The occurrence of any of these events could harm our business.

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

Sales of our ThermaCool system outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We primarily rely upon third-party distributors to obtain all regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the registration of products outside the United States, we must comply with and be registered to the ISO 13485: 2003 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003 registration may adversely impact or prevent the registration of our products in some foreign countries.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 63% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 77.0 million shares will be available for future issuance, and 10,000,000 shares of preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

We registered for the initial public offering of our common stock, par value $0.001 per share, on a Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006. On November 15, 2006 we completed the initial public offering of our common stock by selling 6.0 million shares at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. Gross proceeds from the offering were $43.0 million. Total expenses from the offering were $4.7 million, which included underwriting discounts and commissions of $3.0 million, and $1.7 million in other offering-related expenses. Net offering proceeds, after deducting total expenses were $38.3 million.

Of the $38.3 million in net proceeds, through March 31, 2007, we have spent approximately $5.0 million for repayment of our working capital line with GE Capital, $9.0 million for sales and marketing initiatives, $3.4 million for research and development activities and $3.6 million for operating and general corporate purposes. In addition, we invested the proceeds from the offering primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations.

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

Date: May 15, 2007	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Laureen DeBuono
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