Form 10-Q
period 2007-06-30
THERMAGE INC
filed 2007-08-13
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 23,350,627 shares of the registrant’s common stock were outstanding.

THERMAGE, INC.

“Thermage,” “ThermaCool,” “ThermaCool TC,” and “ThermaCool NXT” are registered trademarks in the United States and several other countries. ThermaTip is an unregistered trademark. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$48,649	$45,915
Accounts receivable, net	5,842	3,285
Inventories, net	5,241	5,219
Prepaid expenses and other current assets	1,027	1,717

Total current assets	60,759	56,136
Property and equipment, net	3,308	3,638
Other assets	138	101

Total assets	$64,205	59,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,583	$1,398
Accrued liabilities	6,395	7,372
Current portion of deferred revenue	1,684	1,151
Customer deposits	44	62

Total current liabilities	9,706	9,983
Deferred revenue, net of current portion	852	716
Other liabilities	118	55

Total liabilities	10,676	10,754

Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized 23,258,494 and 22,906,851 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23	23
Additional paid-in capital	96,560	93,418
Deferred stock-based compensation	(5)	(6)
Notes receivable from stockholders	(127)	(125)
Accumulated deficit	(42,922)	(44,189)

Total stockholders’ equity	53,529	49,121

Total liabilities and stockholders’ equity	$64,205	$59,875

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$17,499	$14,631	$32,654	$27,062
Cost of revenue	4,818	3,901	8,970	7,679

Gross margin	12,681	10,730	23,684	19,383

Operating expenses
Sales and marketing	6,815	6,301	13,189	12,150
Research and development	2,232	2,563	4,698	4,940
General and administrative	2,784	2,393	5,467	4,657

Total operating expenses	11,831	11,257	23,354	21,747

Income (loss) from operations	850	(527)	330	(2,364)
Interest and other income	598	126	1,184	240
Interest, warrants and other expense	—	(579)	—	(1,628)

Income (loss) before income taxes	1,448	(980)	1,514	(3,752)
Provision for income taxes	(140)	—	(147)	—

Net income (loss)	$1,308	$(980)	$1,367	$(3,752)

Net income (loss) per share:
Basic	$0.06	$(0.23)	$0.06	$(0.91)

Diluted	$0.05	$(0.23)	$0.06	$(0.91)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,104,942	4,205,383	23,041,983	4,132,187

Diluted	24,735,037	4,205,383	24,761,794	4,132,187

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows provide by (used in) operating activities
Net income (loss)	$1,367	$(3,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	741	1,020
Interest receivable on stockholder notes	(2)	(9)
Amortization of warrants on notes payable	—	54
Changes in preferred stock warrant liability	—	1,240
Loss on disposal on property, plant and equipment	11	5
Stock-based compensation	2,483	1,883
Allowance for doubtful accounts	(21)	(5)
Reserve for excess and obsolete inventory	(71)	(116)
Change in assets and liabilities
Accounts receivable	(2,536)	(1,177)
Inventories	(318)	222
Prepaid expenses and other current assets	690	400
Other non-current assets	(37)	—
Accounts payable	185	(309)
Accrued and other liabilities	(433)	490
Deferred revenue	669	(69)
Customer deposits	(18)	(7)
Deferred rent	(37)	(24)

Net cash provided by (used in) operating activities	2,673	(154)

Cash flows used in investing activities
Acquisition of property and equipment	(352)	(319)
Change in restricted cash	—	107
Proceeds from sale of property and equipment	—	2

Net cash used in investing activities	(352)	(210)

Cash flows from financing activities
Repayments on equipment leases	—	(3)
Proceeds from exercise of stock options	308	421
Proceeds from employee stock purchase plan	514	—
Payments of capitalized IPO related costs	(409)	—

Net cash provided by financing activities	413	418

Net increase in cash and cash equivalents	2,734	54
Cash and cash equivalents at beginning of period	45,915	10,121

Cash and cash equivalents at end of period	$48,649	$10,175

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

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The condensed balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any future year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report 10-K, as amended to date.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and de-recognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. At the adoption date of January 1, 2007, the Company had approximately $800 of unrecognized tax benefits, of which $100 would have affected the Company’s effective tax rate if recognized. Accordingly, the Company recognized a liability for income taxes associated with uncertain tax positions of $100, with a corresponding charge to beginning balance of accumulated deficit as of January 1, 2007. Additionally, the company decreased the net deferred tax asset and its associated valuation allowance by $700. The Company will expense interest and penalties, when they occur, related to unrecognized tax benefits as a component of income taxes. Interest and penalties are immaterial at the date of adoption.

In May 2007, the FASB published FASB Staff Position No. FIN48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN48. It clarifies how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The adoption of this FSP did not have an impact on the Company’s results of operations or financial position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on 10-K filed on March 30, 2007 as amended to date, and have not changed since December 31, 2006, with the exception of adoption of FIN 48.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of radiofrequency based equipment for the aesthetics market. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

The following table summarizes net revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
RF generators	$5,514	$3,420	$9,406	$6,679
ThermaTips and other consumables	11,518	10,809	22,358	19,630

Net revenue from products	17,032	14,229	31,764	26,309
Services and other	467	402	890	753

Total net revenue	$17,499	$14,631	$32,654	$27,062

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	20 0 7	2006
United States	$9,347	$7,506	$16,980	$14,035
Asia Pacific	3,640	3,205	6,868	6,369
Europe/Middle East	2,934	2,080	5,589	3,733
Rest of the world	1,578	1,840	3,217	2,925

Total net revenue	$17,499	$14,631	$32,654	$27,062

NOTE 2 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights, incremental shares of common stock issuable upon the exercise of stock options and warrants and incremental shares of common stock issuable under employee stock purchase plans and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (revised 2004), or (“SFAS 123(R)”), and SFAS No. 128, Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) per share :
Numerator
Net income (loss)	$1,308	$(980)	$1,367	$(3,752)

Denominator
Weighted-average common shares outstanding	23,109,317	4,238,196	23,046,983	4,173,437
Less: weighted-average unvested common shares subject to repurchase	(4,375)	(32,813)	(5,000)	(41,250)

Denominator for basic net income (loss) per share	23,104,942	4,205,383	23,041,983	4,132,187
Dilutive potential common shares used in computing diluted net income per share	1,630,095	—	1,719,811	—

Denominator for diluted net income (loss) per share	24,735,037	4,205,383	24,761,794	4,132,187

Basic net income (loss) per share	$0.06	$(0.23)	$0.06	$(0.91)

Diluted net income (loss) per share	$0.05	$(0.23)	$0.06	$(0.91)

The following outstanding options, common stock subject to repurchase, convertible preferred stock, convertible preferred stock warrants and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock	1,045,732	3,145,579	983,750	3,145,579
Common stock subject to repurchase	—	24,375	—	24,375
Convertible preferred stock	—	12,042,274	—	12,042,274
Convertible preferred stock warrants	—	617,607	—	617,607

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS115 (“SFAS No. 159”). SFAS No. 159 allows companies to chose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

NOTE 4 — BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$2,170	$2,134
Work-in-process	515	710
Finished goods	2,556	2,375

	$5,241	$5,219

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2007	December 31, 2006
Marketing expenses	$289	$226
Travel and entertainment	198	191
Warranty	484	329
Sales and use tax	221	171
Payroll and related expenses	3,399	3,947
Professional fees	345	269
Fixed assets	250	283
IPO expenses	—	409
Accrued claims	359	477
Accrued inventory purchases	152	294
Income tax payable	110	—
Other	588	776

	$6,395	$7,372

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Six Months Ended
	June 30, 2007	June 30, 2006
Balance at beginning of period	$329	$296
Accruals for warranties issued during the period	370	101
Accruals related to pre-existing warranties (including changes in estimates)	17	50
Settlements made during the period	(232)	(138)

Balance at end of period	$484	$309

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Six Months Ended
	June 30, 2007	June 30, 2006
Balance at beginning of period	$1,646	$1,442
Payments received	733	585
Revenue recognized	(551)	(483)

Balance at end of period	$1,828	$1,544

Under extended warranty contracts, the Company incurred costs of $116 and $243 during the three and six months ended June 30, 2007, respectively, and costs of $176 and $336 during the three and six months ended June 30, 2006, respectively.

NOTE 6 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007 the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement.

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

NOTE 7 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$40	$10	$140	$42
Sales and marketing	434	249	916	758
Research and development	242	137	553	289
General and administrative	506	259	874	794

	$1,222	$655	$2,483	$1,883

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that ThermaTip sales will continue to increase as a percentage of revenue versus generator sales; increase in ThermaTip revenue as a result of greater demand; number of systems expected to be sold worldwide; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We received FDA clearance for treatment of periorbital wrinkles and rhytids and commercially launched our ThermaCool system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our ThermaCool system for the temporary improvement in the appearance of cellulite. In June 2007, we received FDA clearance to market our ThermaCool system for treatment of wrinkles and rhytids for the upper and lower eyelids. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator with cooling capability and a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. We offer a variety of ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. As of June 30, 2007, we had an installed base of 2,258 ThermaCool RF generators and had sold over 415,000 ThermaTips.

Significant Business Trends

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For the years ended December 31, 2005, 2006 and first six months of 2007 we derived 66%, 73% and 68% respectively, of our revenue from ThermaTip and other consumable sales, and 31%, 24% and 29% respectively, of our revenue from ThermaCool RF generator sales. The balance of our revenue is derived from product service and shipping. As the installed base of ThermaCool RF generators has grown, so too have grown the number of physicians performing our Thermage procedure, and, consequently, sales of disposable ThermaTips have increased as a percentage of revenue versus generator sales. We expect this trend to continue, and we expect to derive a greater percentage of our revenue from sales of ThermaTips and other consumables in the future. In February 2007, we introduced and began shipment of the ThermaCool

NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve patient comfort compared to our prior generator. Since the introduction of the ThermaCool NXT generator, customer demand for upgrade from the older generation product was higher than expected. During the second quarter of 2007, we sold a record 224 generators, which included sales of 111 systems to new customers and sales of 113 systems as upgrades to existing customers. The high demand in upgrades from our installed customer base required that our sales organization spend a higher than expected amount of time to respond to this demand. As a result, systems sales in the second quarter of 2007 represented 31% of total sales, and sales of ThermaTips and other consumables represented 66% of total sales. During the first six months of 2007, we sold a total of 371 systems, of which 214 systems were sold to new customers and 157 systems were sold to existing customers as upgrades. The 214 systems sold to new customers is in line with our expectation to sell over 400 ThermaCool NXT systems to new customers worldwide in 2007. We believe the increased systems sales as a percentage of total sales in the first six months of 2007 was due primarily to the change in system platform, and may not be sustainable for the remainder of the year.

We market the ThermaCool system, including our single-use ThermaTips in the United States to physicians, primarily dermatologists and plastic surgeons, through a direct sales force, and internationally in 81 countries through a network of 34 distributors. Our sales force trains physicians on the proper use of the ThermaCool system and maintains frequent interaction with these customers to promote repeat sales of our disposable ThermaTip products. In the years ended December 31, 2005, 2006, and the first six months of 2007, we derived 56%, 52% and 52%, respectively, of our revenue from sales of our products and services within the United States, and 44%, 48% and 48%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	53%	51%	52%	52%
Asia Pacific	21%	22%	21%	23%
Europe/Middle East	17%	14%	17%	14%
Rest of the world	9%	13%	10%	11%

Total net revenue	100%	100%	100%	100%

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

Significant Industry Factors

The growth of our business relies on our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology and products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. We have in the past noticed brief fluctuations both in demand for our products and in demand for our Thermage procedure, as well as in traffic to our website, following media coverage and promotional campaigns. We experience frequent positive, negative and neutral media coverage throughout a fiscal quarter. Our sales are also impacted by other factors outside of our control, such as prior patient and practicing physician recommendations. Consequently, while we believe that media exposure and other factors outside of our direct control play a role in our long-term success, to date we have not been able to quantify the impact of particular media exposure or media exposure in general, and have not observed any material effect, positive or negative, on our quarterly financial results of operations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2007 and 2006

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $2.9 million, or 20%, from $14.6 million to $17.5 million for the three months ended June 30, 2006 and 2007, respectively. Sales of ThermaTips and other consumables increased $0.7 million, or 7%, from $10.8 million to $11.5 million for the three months ended June 30, 2006 and 2007, respectively. Sales of ThermaCool RF generator increased $2.1 million, or 61%, from $3.4 million to $5.5 million for the three months ended June 30, 2006 and 2007, respectively. International sales to distributors accounted for 47% of revenue for the three months ended June 30, 2007, as compared to 49% in the same period in 2006. The increase in revenue was driven by increased demand of our recently introduced ThermaCool NXT generator system, which represented 31% of our second quarter 2007 revenue, continued expansion into new international markets, and increase sales of ThermaTips and other consumables. During the second quarter of 2007, we sold 111 systems to new customers and our installed base grew to 2,258 at June 30, 2007.

Revenue of $32.7 million in the six months ended June 30, 2007 grew $5.6 million, or 21%, from $27.1 million in the same period in 2006. The increase in revenue was driven by increased sales of $2.8 million, or 41% growth from the year-ago period of our systems products, due to the higher than expected demand to upgrade from existing installed base; continued expansion into new international markets; and increased sales of $2.7 million, or 14% growth from the year-ago period of our single-use ThermaTips and other consumables, primarily in sales of our 3.0 cm2 ThermaTip.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Cost of revenue increased $0.9 million, or 24%, from $3.9 million to $4.8 million for the three months ended June 30, 2006 and 2007, respectively. Gross margin was 72.5% of revenue in the second quarter of 2007, compared with 73.4% of revenue in the second quarter of 2006. The decrease in gross margin as a percent of revenue in 2007 was primarily due to sales mix towards the lower margin RF generator sales, which was partially offset by higher average selling price of ThermaTips, increase in sales volume and direct cost efficiencies in the production of ThermaTips.

Cost of revenue in the six months ended June 30, 2007 increased $1.3 million, or 17% from the same period a year ago. Gross margin was 72.5% of revenue in the six month period in 2007, compared with 71.6% of revenue in the same period in 2006. The increase in gross margin as a percent of revenue in 2007 was primarily due to higher average selling price of ThermaTips, increase in sales volume, cost reductions in ThermaTips and RF generators, partially offset by a higher sales mix towards the lower margin RF generator products.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops, trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $0.5 million, or 8%, from $6.3 million to $6.8 million for the three months ended June 30, 2006 and 2007, respectively. The increase in 2007 was primarily attributable to an increase in marketing expenses in support of the launch of the new ThermaCool NXT product, as well as the Hands by Thermage and Lips by Thermage new procedures; additional personnel and related travel and entertainment expenses and higher stock-based compensation expenses.

Sales and marketing expenses in the six months ended June 30, 2007 increased $1.0 million, or 9%, from the same period a year ago. The increase in sales and marketing expenses in 2007 was driven by the same factors as those mentioned in the second quarter of 2007 and 2006.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses decreased $0.4 million, or 9%, from $2.6 million to $2.2 million for the three months ended June 30, 2006 and 2007, respectively. Lower spending in research and development costs and in clinical studies were partially offset by higher stock-based compensation expenses. Research and development expenses in the six months ended June 30, 2007 decreased $0.2 million, or 5%, from the same period a year ago. The decrease in research and development expenses in 2007 were driven by the same factors as those mentioned in the second quarter of 2007 and 2006.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $0.4 million, or 16%, from $2.4 million to $2.8 million for the three months ended June 30, 2006 and 2007, respectively. The increase in 2007 was primarily attributable to higher stock-based compensation charges, employee-related expenses and insurance and expenses in connection with being a public company. General and administrative expenses in the six months ended June 30, 2007 increased $0.8 million, or 17%, from the same period a year ago. The increase in general and administrative expenses in 2007 was primarily in professional fees and insurance and other expenses in connection with being a public company.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances. Interest and other income increased $0.5 million from $0.1 million to $0.6 million in the three months ended June 30, 2006 and 2007, respectively, due to higher average cash balances resulting from the proceeds of our initial public offering. Interest and other income increased $0.9 million from $0.2 million in the six months ended June 30, 2006 to $1.2 million in the same period in 2007. The increase in interest and other income was also due to higher average cash balances from the proceeds of our initial public offering in November 2006.

Interest and Other Expense. Interest and other expense of $1.0 million and $1.6 million for the three months and six months ended June 30, 2006 consisted primarily of expenses related to changes in the fair value of our convertible preferred stock warrants under FSP 150-5 and interest expenses on our GE Capital borrowing. Expenses related to changes in the fair value of convertible preferred stock warrants were $0.4 million and $1.2 million in the three months and six months ended June 30, 2006, respectively. Interest expenses were $0.2 million and $0.4 million in the three months and six months ended June 30, 2006, respectively. Subsequent to our initial public offering, we repaid the GE Capital borrowing. The majority of the convertible preferred stock warrants were exercised upon our initial public offering in 2006, with an additional preferred stock warrants for 27,778 shares of preferred stock converted into warrants for common stock. As a result, we incurred no interest expense nor charges related to change in the fair value of our convertible preferred stock warrants during 2007.

Provision for Income Taxes. Provision for income taxes for the three months and six months ended June 30, 2007 were $140,000 and $147,000, respectively, compared with zero provision for income taxes for the prior year periods. Our effective tax rate of 10%, comprised primarily of alternative minimum tax, differs from the federal statutory rate of 34% due primarily to the utilization of net operating loss carryforward.

Stock-Based Compensation

For the three months and six months June 30, 2007 and 2006, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$40	$10	$140	$42
Sales and marketing	434	249	916	758
Research and development	242	137	553	289
General and administrative	506	259	874	794

	$1,222	$655	$2,483	$1,883

Liquidity and Capital Resources

While we have had two consecutive quarters of profitable results in 2007, we have not demonstrated sustained profitability. Prior to our initial public offering in November 2006, we have funded our operations principally from the issuance of our preferred stock that resulted in aggregate net proceeds of $45.2 million. In addition, in 2005, we obtained a working capital line with GE Capital on which we drew $2.5 million in November 2005, bearing interest at the rate of 10.2% per annum, and $2.5 million in December 2005, bearing interest at the rate of 10.6% per annum. On November 9, 2006, we completed an initial public offering of 6,000,000 shares of our common stock at $7.00 per share. Additionally, on December 4, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. We raised approximately $38.3 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of our outstanding shares of preferred stock converted on a one-to-one basis into 12,406,134 shares of common stock. Upon the completion of our initial public offering, we repaid the outstanding balance and interest on the working capital line.

On June 30, 2007, we had working capital of $51.1 million, which consists primarily of $48.6 million in cash and cash equivalents.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $2.7 million in the six months ended June 30, 2007, compared with net cash used of $0.2 million in the same period a year ago. During 2007, $4.5 million net cash was provided from net income after adjusting for non-cash items, which was offset by $1.8 million net cash used in assets and liabilities (primarily $2.5 million decrease in cash used in accounts receivable as a result of increased revenue, partially offset by $0.7 million cash provided from higher deferred revenue as a result of deferral of $0.5 million of revenue on sales of our predecessor generators with rights to upgrade to the new ThermaCool NXT generator.) During 2006, $0.3 million net cash was provided from operating loss after adjusting for by non-cash items, which was fully offset by $0.5 million of net cash used in assets and liabilities (primarily $1.2 million decrease in cash used in accounts receivable as a result of increased revenue, offset by $0.4 million cash provided from decrease in prepaid expenses and other current assets, $0.2 million cash provided from increase in inventory and $0.2 million cash provided from increase in accounts payable and accrued and other liabilities.)

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.4 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. Investing activities were primarily related to acquisition of property and equipment in both periods.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.4 million each for the six months ended June 30, 2006 and 2007. During 2007, cash was provided by proceeds from exercise of stock options and employee stock purchase plan, partially offset by payment of capitalized IPO expenses. During 2006, cash was primarily provided from proceeds of exercise of stock options.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

We advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together, “Alma”) as early as February 2006 that its Accent product infringed numerous Thermage patents.

On April 26, 2007, Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. We intend to defend the action vigorously. We believe that we have meritorious defenses in this action. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may lose certain patent protection, exposing us to increased direct competition.

On June 20, 2007, we filed a patent infringement lawsuit against Alma in the United States District Court for the District of Delaware. The lawsuit claims that 10 of Thermage U.S. patents, covering our innovative skin tightening and contouring technology, are infringed by Alma’s Accent XL product, and six of those patents are infringed by Alma’s Harmony product. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement.

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

We incurred a loss of $3.9 million in 2006 and a profit of $0.1 million and $1.3 million for the three months ended March 31, 2007 and June 30, 2007, respectively. In the past, with increasing revenue, we have expanded our business and increased our expenses to meet anticipated increased demand for our ThermaCool system. We expect this trend to continue for the foreseeable future. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock and require us to seek additional financing for our business.

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

We advised Alma Lasers as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. In April 2007, Alma filed a complaint in Federal Court seeking a declaratory judgment of non-infringement, and also seeking a judgment that our patents are invalid. In June 2007, we filed a patent infringement lawsuit against Alma. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of June 30, 2007, we had 31 issued U.S. patents and 18 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

In October 2006, we received FDA clearance to market the ThermaCool system for the temporary improvement in the appearance of cellulite. We currently intend to commercially launch a product for cellulite in the first half of 2008. The timing and success of our launch depends on our current effort at demonstrating compelling evidence of meaningful clinical effect and optimizing treatment tip design. We have not previously marketed our ThermaCool system to reduce the appearance of cellulite, and our anticipated marketing and training efforts may not be successful in encouraging physicians and patients to adopt this new procedure in commercially meaningful numbers. We expect to face significant competition in the area of cellulite products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our cellulite product sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant clinical, marketing and development expenses relating to this new product opportunity without achieving commercial success, which could harm our business and our competitive position.

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

International sales accounted for 48% of our revenue for the year ended December 31, 2006, and 50% and 47% of our revenue for the quarters ended March 31, 2007 and June 30, 2007, respectively. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Negative publicity and other publicly-available information regarding our Thermage procedure could harm demand, which would adversely affect sales and our financial performance.

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

We outsource the repair of key elements of our ThermaCool RF generator to a single repair subcontractor.

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

Problems in our manufacturing processes, or those of our manufacturing subcontractors, that lead to an actual or possible malfunction in the ThermaCool system, may require us to recall product from customers and could disrupt our operations. Our results of operations, our reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a recall or patient injury, and delays in our ability to fill customer orders.

We may not be able to develop an alternative cooling system that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

The cooling capability of our ThermaCool RF generators relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs and place certain restrictions on the import of R134a, and new products that utilize R134a starting July 4, 2007. Our research and development group is in the process of, and has made good progress in developing an alternative cooling system to address changing environmental regulations. In the interim, we have put in place a solution for the European Union import restrictions prior to the July 4, 2007 deadline. If we are unable to develop an alternative cooling system for our device in a timely or cost-effective manner, our ThermaCool system may not be in compliance with changing environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

While we only sell our ThermaCool system to licensed physicians who have met our training requirements, Federal regulations allow us to sell our ThermaCool system to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our ThermaCool system may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of our ThermaCool system by non-physicians. Outside the United States, our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of our ThermaCool system. We do not supervise the procedures performed with our ThermaCool system, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We, and our distributors, require purchasers of our ThermaCool system to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we generally prohibit the sale of our system to companies that rent our system to third parties, but cannot prevent an otherwise qualified physician from contracting with a rental company in violation of their purchase agreement with us. The use of our ThermaCool system by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Many of our officers and key employees do not have employment contracts us and can terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

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

If we or our repair subcontractor fail to comply with the FDA’s Quality System Regulation, our business would suffer.

We and our repair subcontractor are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future to be, subject to such inspections. Our failure, or the failure of our repair subcontractor, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

We may be unable to obtain or maintain international regulatory qualifications or approvals for our current or future products and indications, which could harm our business.

Sales of our ThermaCool system outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We primarily rely upon third-party distributors to obtain most regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the registration of products outside the United States, we must comply with and be registered to the ISO 13485: 2003 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003 registration may adversely impact or prevent the registration of our products in some foreign countries.

Risks Related to Our Capital Requirements and Finances

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and Nasdaq listing.

As a public company, we require greater financial resources than we have had as a private company. We cannot provide you with assurance that our finance department has or will maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. As a public company listed on Nasdaq, we are also required to comply with marketplace rules and the heightened corporate governance standards of Nasdaq. Compliance with the Sarbanes-Oxley Act and other SEC and Nasdaq requirements will increase our costs and require additional management resources. We have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. We have previously restated our fiscal 2004 financial statements to reflect an adjustment to the calculation of net income allocable to common stockholders and the calculation of basic and diluted net income per share available to common stockholders as further described in Note 1 to the financial statements included in our Amendment No. 5 to Form S-1 filed on November 9, 2006. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

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

We provide guidance to the investing community regarding our anticipated future operating performance. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our ThermaCool system successfully is subject to many uncertainties, as discussed. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

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

If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal shareholders, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control more than 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 76.6 million shares will be available for future issuance, and 10,000,000 shares of preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if our stock price appreciates.

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

Of the $38.3 million in net proceeds, through June 30, 2007, we have spent approximately $5.0 million for repayment of our working capital line with GE Capital, $15.3 million for sales and marketing initiatives, $5.4 million for research and development activities and $5.9 million for operating and general corporate purposes. In addition, we invested the proceeds from the offering primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations.

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

Date: August 13, 2007	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007	/s/ Laureen DeBuono
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