Form 10-Q
period 2007-09-30
THERMAGE INC
filed 2007-11-09
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 23,446,637 shares of the registrant’s common stock were outstanding.

THERMAGE, INC.

“Thermage,” “ThermaCool,” “ThermaCool TC,” and “ThermaCool NXT” are registered trademarks in the United States and several other countries. ThermaTip is an unregistered trademark. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,995	$45,915
Marketable investments	32,915	—
Accounts receivable, net	4,560	3,285
Inventories, net	6,935	5,219
Prepaid expenses and other current assets	1,055	1,717

Total current assets	62,460	56,136
Property and equipment, net	3,166	3,638
Other assets	232	101

Total assets	$65,858	$59,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$1,319	$1,398
Accrued liabilities	6,630	7,372
Current portion of deferred revenue	1,559	1,151
Customer deposits	17	62

Total current liabilities	9,525	9,983
Deferred revenue, net of current portion	736	716
Other liabilities	100	55

Total liabilities	10,361	10,754

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized 23,437,629 and 22,906,851 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23	23
Additional paid-in capital	97,963	93,418
Deferred stock-based compensation	(5)	(6)
Notes receivable from stockholders	—	(125)
Accumulated other comprehensive income	15	—
Accumulated deficit	(42,499)	(44,189)

Total stockholders’ equity	55,497	49,121

Total liabilities and stockholders’ equity	$65,858	$59,875

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$13,865	$12,507	$46,519	$39,569
Cost of revenue	3,111	3,493	12,081	11,172

Gross margin	10,754	9,014	34,438	28,397

Operating expenses
Sales and marketing	6,016	5,785	19,205	17,935
Research and development	2,282	2,189	6,980	7,129
General and administrative	2,695	2,688	8,162	7,345

Total operating expenses	10,993	10,662	34,347	32,409

Income (loss) from operations	(239)	(1,648)	91	(4,012)
Interest and other income	662	135	1,846	375
Interest, warrants and other expense	—	(33)	—	(1,661)

Income (loss) before income taxes	423	(1,546)	1,937	(5,298)
Provision for income taxes	—	—	(147)	—

Net income (loss)	$423	$(1,546)	$1,790	$(5,298)

Net income (loss) per share:
Basic	$0.02	$(0.36)	$0.08	$(1.26)

Diluted	$0.02	$(0.36)	$0.07	$(1.26)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,364,409	4,317,069	23,151,949	4,196,954

Diluted	24,882,614	4,317,069	24,825,621	4,196,954

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows provide by (used in) operating activities
Net income (loss)	$1,790	$(5,298)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,068	1,598
Amortization of premium on marketable investments	(51)	—
Interest receivable on stockholder notes	13	45
Amortization of warrants on notes payable	—	77
Changes in preferred stock warrant liability	—	1,075
Loss on disposal on property, plant and equipment	11	5
Stock-based compensation	3,705	2,662
Allowance for doubtful accounts	(7)	2
Reserve for excess and obsolete inventory	(61)	4
Change in assets and liabilities
Accounts receivable	(1,268)	(1,022)
Inventories	(2,047)	(204)
Prepaid expenses and other current assets	662	320
Other non-current assets	(131)	2
Accounts payable	(79)	(750)
Accrued and other liabilities	(17)	1,119
Deferred revenue	428	(66)
Customer deposits	(45)	46
Deferred rent	(55)	(37)

Net cash provided by (used in) operating activities	3,916	(422)

Cash flows used in investing activities
Acquisition of property and equipment	(754)	(456)
Change in restricted cash	—	107
Proceeds from sale of property and equipment	—	2
Purchase of marketable investments	(40,149)	—
Proceeds from sale of marketable investments	7,300	—

Net cash used in investing activities	(33,603)	(347)

Cash flows from financing activities
Repayments on equipment leases	—	(4)
Collection of notes receivable from stockholders	112	384
Proceeds from exercise of stock options	550	440
Proceeds from exercise of stock warrants	—	427
Proceeds from employee stock purchase plan	514	—
Payments of capitalized IPO related costs	(409)	(69)

Net cash provided by financing activities	767	1,178

Net increase (decrease) in cash and cash equivalents	(28,920)	409
Cash and cash equivalents at beginning of period	45,915	10,121

Cash and cash equivalents at end of period	$16,995	$10,530

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

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The condensed balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any future year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report 10-K, as amended to date.

Cash and Cash Equivalents and Marketable Investments

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments.” Available-for-sale securities with maturities greater than twelve months are classified as short term as they represent investments for cash that are intended for use in current operations. Marketable investments are carried at fair value with unrealized gains and losses, net of related tax, that are not deemed to be other than temporary, reported in accumulated other comprehensive income (loss).

Comprehensive Income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable investments, net of related taxes, represents the only component of comprehensive income (loss) that is excluded from net income (loss).

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

The Company is subject to taxation in the U.S. and in various states. Generally, with a few exceptions, the tax years 2003 to 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The State of California has recently completed an examination of the Company’s California tax return for the years 2003 and 2004 with no proposed adjustments. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table summarizes net revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
RF generators	$3,267	$3,243	$12,673	$9,922
ThermaTips and other consumables	10,199	8,867	32,557	28,497

Net revenue from products	13,466	12,110	45,230	38,419
Services and other	399	397	1,289	1,150

Total net revenue	$13,865	$12,507	$46,519	$39,569

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$7,409	$6,554	$24,389	$20,589
Asia Pacific	2,987	2,729	9,855	9,098
Europe/Middle East	2,095	1,459	7,684	5,192
Rest of the world	1,374	1,765	4,591	4,690

Total net revenue	$13,865	$12,507	$46,519	$39,569

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss) per share:
Numerator
Net income (loss)	$423	$(1,546)	$1,790	$(5,298)

Denominator
Weighted-average common shares outstanding	23,366,284	4,333,007	23,155,699	4,229,767
Less: weighted-average unvested common shares subject to repurchase	(1,875)	(15,938)	(3,750)	(32,813)

Denominator for basic net income (loss) per share	23,364,409	4,317,069	23,151,949	4,196,954
Dilutive potential common shares used in computing diluted net income per share	1,518,205	—	1,673,672	—

Denominator for diluted net income (loss) per share	24,882,614	4,317,069	24,825,621	4,196,954

Basic net income (loss) per share	$0.02	$(0.36)	$0.08	$(1.26)

Diluted net income (loss) per share	$0.02	$(0.36)	$0.07	$(1.26)

The following outstanding options, common stock subject to repurchase, convertible preferred stock, convertible preferred stock warrants and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options to purchase common stock	1,329,024	3,258,794	1,378,451	3,258,794
Common stock subject to repurchase	—	7,500	—	7,500
Convertible preferred stock	—	12,138,533	—	12,138,533
Convertible preferred stock warrants	—	520,783	—	520,783
Restricted stock units	—	—	20,561	—

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

NOTE 4 — BALANCE SHEET DETAIL

Cash, Cash Equivalent and Marketable Investments

The Company has classified all investments with original maturity dates of 90 days or more as short term since it has the ability to redeem them within the year. Cash, cash equivalents and marketable investments consist of the following:

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$16,995	$—	$—	$16,995
Marketable investments	32,900	15	—	32,915

	$49,895	$15	$—	$49,910

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$45,915	$—	$—	$45,915

	$45,915	$—	$—	$45,915

The Company’s investment portfolio as of September 30, 2007 consists primarily of corporate obligations, auction rates securities and U.S. Government securities with weighted average contractual maturity of within one year.

Inventories, Net

Inventories, net consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$2,346	$2,134
Work-in-process	1,102	710
Finished goods	3,487	2,375

	$6,935	$5,219

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2007	December 31, 2006
Marketing expenses	$264	$226
Travel and entertainment	215	191
Warranty	517	329
Sales and use tax	146	171
Payroll and related expenses	3,911	3,947
Professional fees	465	269
Fixed assets	6	283
IPO expenses	—	409
Accrued claims	379	477
Accrued inventory purchases	258	294
Other	469	776

	$6,630	$7,372

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$329	$296
Accruals for warranties issued during the period	483	174
Accruals related to pre-existing warranties
(including changes in estimates)	17	50
Settlements made during the period	(312)	(200)

Balance at end of period	$517	$320

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$1,646	$1,442
Payments received	834	907
Revenue recognized	(811)	(755)

Balance at end of period	$1,669	$1,594

Under extended warranty contracts, the Company incurred costs of $107 and $349 during the three and nine months ended September 30, 2007, respectively, and costs of $175 and $511 during the three and nine months ended September 30, 2006, respectively.

NOTE 6 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007 the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$423	($1,546)	$1,790	($5,298)
Unrealized gain on marketable investments, net of tax	15	—	15	—

Comprehensive income (loss)	$438	($1,546)	$1,805	($5,298)

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$78	$12	$217	$53
Sales and marketing	441	264	1,357	1,023
Research and development	226	174	780	462
General and administrative	477	329	1,351	1,124

	$1,222	$779	$3,705	$2,662

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that ThermaTip sales will continue to increase as a percentage of revenue versus generator sales; increase in ThermaTip revenue as a result of greater demand; introduction of new treatment tips in the future; expansion of average selling price; number of systems expected to be sold worldwide; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We received FDA clearance for treatment of periorbital wrinkles and rhytids and commercially launched our ThermaCool system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our ThermaCool system for the temporary improvement in the appearance of cellulite. In June 2007, we received FDA clearance to market our ThermaCool system for treatment of wrinkles and rhytids for the upper and lower eyelids. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator with cooling capability and a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. We offer a variety of ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. As of September 30, 2007, we had an installed base of 2,321 ThermaCool RF generators and had sold approximately 450,000 ThermaTips.

Significant Business Trends

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For the years ended December 31, 2005, 2006 and first nine months of 2007 we derived 66%, 73% and 70% respectively, of our revenue from ThermaTip and other consumable sales, and 31%, 24% and 27% respectively, of our revenue from ThermaCool RF generator sales. The balance of our revenue is derived from product service and shipping. As the installed base of ThermaCool RF generators has grown, so too have grown the number of physicians performing our Thermage procedure, and, consequently, sales of disposable ThermaTips have increased as a percentage of revenue versus generator sales. We expect this trend to continue, and we expect to derive a greater percentage of our revenue from sales of ThermaTips and other consumables in the future. During the third quarter of 2007, we launched the new STC ThermaTip, which was well received. Sales of the new STC ThermaTip represented an approximate one third of the sales in the quarter. We launched the DC ThermaTip in the beginning of the fourth quarter of 2007. We intend to introduce more ThermaTip products, including a new tip that will address cellulite, all of which we believe will help drive top line growth in 2008, as well as expansion of average selling price. In February 2007, we introduced and began shipment of the ThermaCool NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve patient comfort compared to our prior generator. Since the introduction of the ThermaCool NXT generator, customer demand for upgrade from the older generation product was higher than expected in the second and third quarter of 2007. During the third quarter of 2007, we sold 120 generators, which included sales of 63 systems to new customers and sales of 57 systems as upgrades to existing customers. During the nine months ended September 30, 2007, we sold a total of 491 systems, of which 277 systems were sold to new customers and 214 systems were sold to existing customers as upgrades. The 277 systems sold to new customers is in line with our expectation to sell approximately 400 ThermaCool NXT systems to new customers worldwide in 2007.

We market the ThermaCool system, including our single-use ThermaTips in the United States to physicians, primarily dermatologists and plastic surgeons, through a direct sales force, and internationally in 82 countries through a network of 34 distributors. Our sales force trains physicians on the proper use of the ThermaCool system and maintains frequent interaction with these customers to promote repeat sales of our disposable ThermaTip products. In the years ended December 31, 2005, 2006, and the first nine months of 2007, we derived 56%, 52% and 52%, respectively, of our revenue from sales of our products and services within the United States, and 44%, 48% and 48%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	53%	52%	52%	52%
Asia Pacific	22%	22%	21%	23%
Europe/Middle East	15%	12%	17%	13%
Rest of the world	10%	14%	10%	12%

Total net revenue	100%	100%	100%	100%

During 2008, we expect to expand our global sales force to better address customer needs. Our U.S. sales force will be increased by about 50 percent in headcount and be segmented into two groups, with about two-thirds of the sales force focus on existing customers on sales of treatment tips, upgrades and training, and the remainder focus on securing new accounts. We expect to nearly double our international sales force to help drive additional business in our major markets in Asia, Europe and Canada. To this end, we expect a proportionately larger increase in sales and marketing expenses to promote revenue growth and geographic expansion. We continue to expect our operating expenses to increase in the future for research and development of new products and technologies, and increased general and administrative expenses to support our overall business.

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

Significant Industry Factors

The growth of our business relies on continued growth of the industry, our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology and products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. We have in the past noticed brief fluctuations both in demand for our products and in demand for our Thermage procedure, as well as in traffic to our website, following media coverage and promotional campaigns. We experience frequent positive, negative and neutral media coverage throughout a fiscal quarter. Our sales are also impacted by other factors outside of our control, such as prior patient and practicing physician recommendations. Consequently, while we believe that media exposure and other factors outside of our direct control play a role in our long-term success, to date we have not been able to quantify the impact of particular media exposure or media exposure in general, and have not observed any material effect, positive or negative, on our quarterly financial results of operations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2006

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $1.4 million, or 11%, from $12.5 million to $13.9 million for the three months ended September 30, 2006 and 2007, respectively. The increase in sales was primarily driven by sales of ThermaTips and other consumable products. Sales of ThermaTips and other consumables increased $1.4 million, or 11%, from $8.9 million to $10.2 million for the three months ended September 30, 2006 and 2007, respectively. Sales of ThermaCool RF generators were $3.2 million and $3.3 million for the three months ended September 30, 2006 and 2007, respectively. International sales to distributors accounted for 47% of revenue for the three months ended September 30, 2007, as compared to 48% in the same period in 2006. The increase in revenue was primarily due to increased unit sales and higher average selling price of ThermaTips, driven by demand of our STC tips introduced in August 2007. During the third quarter of 2007, we sold 63 systems to new customers and our installed base grew to 2,321 at September 30, 2007.

Revenue of $46.5 million in the nine months ended September 30, 2007 grew $6.9 million, or 18%, from $39.6 million in the same period in 2006. The increase in revenue was driven by increased sales of $2.7 million, or 27% growth from the year-ago period of our systems products, due to the higher than expected demand to upgrade from existing installed base; continued expansion into new international markets; and increased sales of $4.0 million, or 14% growth from the year-ago period of our single-use ThermaTips and other consumables, primarily in sales of our 3.0 cm2 ThermaTip and the newly-introduced STC ThermaTip.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 77.6% of revenue in the third quarter of 2007, compared with 72.1% of revenue in the third quarter of 2006. The increase in gross margin as a percent of revenue in 2007 was primarily due to sales mix towards the higher margin ThermaTip products and higher average selling price of ThermaTips, increase in sales volume and direct cost efficiencies in the production of ThermaTips.

Gross margin was 74.0% of revenue in the nine month period in 2007, compared with 71.8% of revenue in the same period in 2006. The increase in gross margin as a percent of revenue in 2007 was primarily due to higher average selling price of ThermaTips, increase in sales volume, cost reductions in ThermaTips and RF generators, partially offset by a higher sales mix towards the lower margin RF generator products.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops, trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $0.2 million, or 4%, from $5.8 million to $6.0 million for the three months ended September 30, 2006 and 2007, respectively. The increase in 2007 was primarily attributable to increased personnel and related travel and entertainment expenses, higher stock-based compensation expenses, partially offset by lower public relations costs.

Sales and marketing expenses in the nine months ended September 30, 2007 increased $1.3 million, or 7%, from the same period a year ago. The increase in sales and marketing expenses in 2007 was driven by an increase in marketing expenses in support of the launch of the new ThemaCool NXT product, as well as the new procedures of Hands by Thermage and Lips by Thermage; additional personnel and related travel and entertainment expenses and higher stock-based compensation expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $0.1 million, or 4%, from $2.2 million to $2.3 million for the three months ended September 30, 2006 and 2007, respectively. The increase in research and development expenses was primarily from higher employee-related expenses and higher stock-based compensation expenses. Lower spending in research and development costs and in clinical studies were partially offset by higher stock-based compensation expenses. Research and development expenses in the nine months ended September 30, 2007 decreased $0.1 million, or 2%, from the same period a year ago. Lower spending in research and development costs and in clinical studies were partially offset by higher stock-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses remained stable at $2.7 million for each of the three months ended September 30, 2006 and 2007. General and administrative expenses in the nine months ended September 30, 2007 increased $0.8 million, or 11%, from the same period a year ago. The increase in general and administrative expenses in 2007 was primarily in professional fees and insurance and other expenses in connection with being a public company.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances. Interest and other income increased $0.6 million from $0.1 million to $0.7 million in the three months ended September 30, 2006 and 2007, respectively, due to higher average cash balances resulting from the proceeds of our initial public offering. Interest and other income increased $1.4 million from $0.4 million in the nine months ended September 30, 2006 to $1.8 million in the same period in 2007. The increase in interest and other income was also due to higher average cash balances from the proceeds of our initial public offering in November 2006.

Interest, Warrants and Other Expense. Interest, warrants and other expense of $33,000 and $1.7 million for the three months and nine months ended September 30, 2006 consisted primarily of expenses related to changes in the fair value of our convertible preferred stock warrants under FSP 150-5 and interest expenses on our GE Capital borrowing. Changes in the fair value of convertible preferred stock warrants resulted in a $0.2 million gain and a $1.1 million expense in the three months and nine months ended September 30, 2006, respectively. Interest expenses were $0.2 million and $0.6 million in the three months and nine months ended September 30, 2006, respectively. Subsequent to our initial public offering, we repaid the GE Capital borrowing. The majority of the convertible preferred stock warrants were exercised upon our initial public offering in 2006, with additional preferred stock warrants for 27,778 shares of preferred stock converted into warrants for common stock. As a result, we incurred no interest expense nor charges related to change in the fair value of our convertible preferred stock warrants during 2007.

Provision for Income Taxes. Provision for income taxes for the nine months ended September 30, 2007 was $147,000, compared with zero provision for income taxes for the prior year period. Our effective tax rate of 9%, comprised primarily of alternative minimum tax, differs from the federal statutory rate of 34% due primarily to the utilization of net operating loss carryforward. During the three months ended September 30, 2007 no provision for income taxes was recorded.

Stock-Based Compensation

For the three months and nine months September 30, 2007 and 2006, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$78	$12	$217	$53
Sales and marketing	441	264	1,357	1,023
Research and development	226	174	780	462
General and administrative	477	329	1,351	1,124

	$1,222	$779	$3,705	$2,662

Liquidity and Capital Resources

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

On September 30, 2007, we had working capital of $52.9 million, which consists primarily of $17.0 million in cash and cash equivalents and $32.9 million in marketable investments.

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $3.9 million in the nine months ended September 30, 2007, compared with net cash used of $0.4 million in the same period a year ago. During 2007, $6.5 million net cash was provided from net income after adjusting for non-cash items, which was offset by $2.6 million net cash used in assets and liabilities (primarily $2.0 million decrease in cash used in purchase of inventories and $1.3 million increase in accounts receivable as a result of increased revenue, partially offset by $0.7 million cash provided from decrease in prepaid expenses and other current assets, and $0.4 million cash provided from higher deferred revenue as a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the new ThermaCool NXT generator.) During 2006, $0.2 million net cash was provided from operating loss after adjusting for by non-cash items, which was fully offset by $0.6 million of net cash used in assets and liabilities (primarily $1.0 million decrease in cash used in accounts receivable as a result of increased revenue, payment of accounts payable, offset by $1.1 million cash provided from increase in accrued and other liabilities and $0.3 million cash provided from decrease in prepaid expenses and other current assets.)

Net Cash Used in Investing Activities. Net cash used in investing activities was $33.6 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. During the third quarter of 2007, the Company began to purchase marketable investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.8 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. During 2007, cash was provided by proceeds from exercise of stock options and employee stock purchase plan, partially offset by payment of capitalized IPO expenses. During 2006, cash was primarily provided from proceeds of exercise of stock options, proceeds from exercise of preferred stock warrants and collection of notes receivable from stockholders.

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

Our exposure to interest rate risk relates primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of corporate obligations, auction rate securities and U.S. government securities. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Assuming a hypothetical change in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2007 would have potentially changed by $0.2 million.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware. The counter suit claims that 10 of Thermage U.S. patents, covering our innovative skin tightening and contouring technology, are infringed by Alma’s Accent XL product, and six of those patents are infringed by Alma’s Harmony product. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. The litigation is active and discovery is ongoing.

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

Our operating performance has in the past been negatively impacted as we have attempted to determine the proper sales prices for our ThermaCool radiofrequency, or RF, generator and our single-use ThermaTips. Establishing appropriate pricing for our capital equipment and components has been challenging because there have not existed directly comparable competitive products. While we expect to increase average selling price with the introduction of new ThermaTips, we could experience a reaction from our customers and potential customers that could either negatively impact demand or require us to adjust our selling prices downward, either of which could adversely impact our future financial performance.

We may not be able to achieve sustainable profitability even if we are able to generate significant revenue.

We incurred a loss of $3.9 million in 2006 and a profit of $0.1 million, $1.3 million and $0.4 million for the three months ended March 31, 2007, June 30, 2007, and September 30, 2007, respectively. In the past, with increasing revenue, we have expanded our business and increased our expenses to meet anticipated increased demand for our ThermaCool system. We expect this trend to continue for the foreseeable future. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock and require us to seek additional financing for our business.

We may not be successful in, or may be delayed in, commercializing a product for cellulite.

In October 2006, we received FDA clearance to market the ThermaCool system for the temporary improvement in the appearance of cellulite. We currently intend to commercially launch a product for cellulite in the first quarter of 2008. The timing and success of our launch depends on our current effort at demonstrating compelling evidence of meaningful clinical effect and optimizing treatment tip design. We have not previously marketed our ThermaCool system to reduce the appearance of cellulite, and our anticipated marketing and training efforts may not be successful in encouraging physicians and patients to adopt this new procedure in commercially meaningful numbers. We expect to face significant competition in the area of cellulite products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our cellulite product sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant clinical, marketing and development expenses relating to this new product opportunity without achieving commercial success, which could harm our business and our competitive position.

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

We advised Alma Lasers as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. In April 2007, Alma filed a complaint in Federal Court seeking a declaratory judgment of non-infringement, and also seeking a judgment that our patents are invalid. In June 2007, we filed patent infringement counterclaims against Alma. The litigation is active and discovery is ongoing. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of September 30, 2007, we had 32 issued U.S. patents and 19 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

International sales accounted for 48% of our revenue for the year ended December 31, 2006, and for the nine months ended September 30, 2007. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We provide guidance to the investing community regarding our anticipated future operating performance. In the past we have updated guidance because our actual results were different than originally anticipated. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our ThermaCool system successfully is subject to many uncertainties, as discussed. In light of these factors, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

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

Of the $38.3 million in net proceeds, through September 30, 2007, we have applied all of the offering proceeds, spending approximately $5.0 million for repayment of our working capital line with GE Capital, $19.1 million for sales and marketing initiatives, $6.8 million for research and development activities and $7.4 million for operating and general corporate purposes. In addition, we invested the proceeds from the offering primarily in U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting on July 11, 2007 at our corporate headquarters in Hayward, California. The first item of business was the election of three Class I directors and one Class III director. The Class I nominees elected were Marti Morfitt, Stephen J. Fanning and Harold L. Covert, and the Class III nominee elected was Cathy L. McCarthy. The nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Marti Morfitt	17,049,353	83,561
Stephen J. Fanning	16,437,915	694,999
Harold L. Covert	17,049,243	83,671
Cathy L. McCarthy	17,045,423	87,491

There was no vote on the re-election of Edward W. Knowlton, M.D. or Mark M. Sieczkarek, whose terms will expire at the annual meeting of stockholders in 2008 and 2009, respectively. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007 was ratified with 17,119,774 votes in favor, 3,869 against and 9,270 abstentions.

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

Date: November 9, 2007	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	/s/ Laureen DeBuono
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