Form 10-K
period 2007-12-31
THERMAGE INC
filed 2008-03-14
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 29, 2007 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was approximately $84 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 29, 2008 was 23,642,796.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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

We received FDA clearance and commercially launched our ThermaCool system in 2002. We market the ThermaCool system, including our single-use ThermaTips, in the United States to physicians primarily through a direct sales force and internationally in 83 countries through a network of distributors. Our sales force trains physicians and other medical professionals on the proper use of the ThermaCool system and maintains frequent interaction with these customers to promote repeat sales of our ThermaTips. As of December 31, 2007, we had an installed base of approximately 2,400 ThermaCool RF generators and had sold over 485,000 ThermaTips, which we estimate represent an approximately equal number of Thermage procedures performed.

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

The Market for Aesthetic Procedures to Treat the Skin

The American Society for Aesthetic Plastic Surgery reports that in 2007, total expenditures for aesthetic procedures were approximately $13.0 billion. From 2000 to 2007 the total number of aesthetic procedures increased from approximately 5.7 million to over 11.7 million procedures, representing an 11% compounded annual growth rate. Non-invasive aesthetic procedures were primarily responsible for the overall increase, rising from approximately 4.3 million to approximately 9.6 million procedures over the same period, representing a 12% compounded annual growth rate. We believe there are several factors contributing to the rapid growth of non-invasive aesthetic procedures, including:

•

Aging of the U.S. Population.    The “baby boomer” demographic segment, defined by the U.S. Census as those Americans born between 1946 and 1964, represented nearly 30% of the U.S. population in 2006. Baby boomers control approximately $2 trillion in spending power and 50% of all discretionary income. The size and wealth of this aging segment and its desire to retain a youthful appearance have driven the growth for aesthetic procedures.

•

Emergence of Non-Traditional Practitioners.    The traditional providers of aesthetic procedures include dermatologists and plastic surgeons. In 2007, there were approximately 17,000 physicians within the specialties of dermatology and plastic surgery according to the American Board of Medical Specialties. Manufacturers of aesthetic systems have placed an increasingly important focus on sales to other physician groups including approximately 72,000 family practitioners, 40,000 obstetricians and gynecologists, and 39,000 general surgeons. Additionally, physician directed medi-spas and non-medical day spas have entered the aesthetics market.

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

•

Market Shift Towards Less Invasive Procedures.    Market trends confirm that patients are moving away from invasive procedures towards minimally-invasive or non-invasive treatments. Notably, the American Society for Aesthetic Plastic Surgery reports that from 2000 to 2007 the total number of laser skin resurfacing procedures increased from approximately 117,000 to 510,000 procedures, representing a 23% compounded annual growth rate, and the total number of Botox injection procedures increased from 1.1 million to 2.8 million injections over the same period, representing a 14% compounded annual growth rate. Patients are seeking treatment for wrinkles in larger numbers. For example, skin tightening, which represents the fastest growing segment of the aesthetic laser market, is projected to grow at a 33% compounded annual rate over the next four years, according to the Millennium Research Group.

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

Surgical Procedures

Of the various aesthetic alternatives for reducing wrinkles and rejuvenating appearance, invasive surgical procedures, such as cosmetic eyelid surgery, tummy tucks and facelifts, can create the most pronounced and long-lasting changes in appearance. They are performed by plastic surgeons with the patient under anesthesia.

•

Market Data.    Approximately 241,000 eyelid procedures, 185,000 tummy tucks and 138,000 facelifts were performed in the United States in 2007, according to the American Society for Aesthetic Plastic Surgery.

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

•	Market Data. Approximately 2.8 million Botox and 1.7 million soft tissue filler injections were administered in 2007, according to the American Society for Aesthetic Plastic Surgery.

•	Limitations. The effects of these procedures are temporary and require repeat treatment, with Botox lasting from three to four months and injectable fillers typically lasting from three to six months.

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

•	Market Data. According to the American Society for Aesthetic Plastic Surgery, there were over 510,000 laser skin resurfacing procedures performed in 2007 and 85% of these treatments were non-ablative.

•

Limitations.    Ablative treatments, or laser peels, like surgery, are performed under anesthesia and can involve weeks of post-surgical recovery and time away from work. Non-ablative light-based procedures are often effective in hair removal and other procedures targeting the epidermis. However, the nature of light makes it challenging to reach the depth of the subcutaneous fat layer. Penetration of light, and consequently the ability to produce heat, is physically limited by the wavelength of the light, the light’s natural tendency to scatter within tissue and the absorption of this energy by specific chromophores within the body, such as water, blood and pigmentation. Non-ablative wrinkle treatments typically require multiple sessions, from four to six treatments spread two to four weeks apart per treatment.

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

•

Radiofrequency Generator.    The ThermaCool RF generator produces a six-megahertz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved in conjunction with the generator to deliver a coolant that cools and helps to protect the epidermal surface during a Thermage procedure. As of December 31, 2007, we had an installed base of approximately 2,400 ThermaCool RF generators.

•

Handpiece.    The reusable handpiece holds the ThermaTip in place for the treatment and processes information about skin temperature and contact, treatment force against the skin, cooling system function and other important data. A precision control valve within the handpiece meters the delivery of cryogen, which cools and protects the epidermal surface.

•

ThermaTip.    The ThermaTip device is available in four sizes with several configurations of pulse counts, pulse durations and two heating profiles for efficient implementation of treatment guidelines, based on the size and nature of the treatment area. Physicians currently can order pre-sterilized ThermaTips in sizes of 0.25 cm2, 1.0 cm2, 1.5 cm2 and 3.0 cm2. Each ThermaTip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment. To enhance procedural safety, we have also programmed the EPROM contained in ThermaTips for single-use treatments. Using the same ThermaTip to perform multiple treatments could result in injury, as a result of the eventual breakdown of the ThermaTip’s electrode dielectric membrane. Therefore, the EPROM ensures that the ThermaTip is not reused following a particular procedure. Since the introduction of our ThermaCool system in 2002 and through December 31, 2007, we had sold over 485,000 ThermaTips, which we estimate reflect an approximately equal number of Thermage procedures performed.

Our system also includes other consumable components in addition to ThermaTips. The system houses a canister of coolant that can be used for an average of three to six procedures, depending on the total skin surface area treated and the ThermaTip device used. Each patient procedure also requires a return pad, which is typically adhered to the patient’s lower back to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary coupling fluid, an electrically conductive viscous liquid that helps ensure electrical and thermal contact with the ThermaTip device.

In February 2007, we introduced and began shipment of the ThermaCool® NXT™ system. The ThermaCool NXT has been redesigned to save time, reduce procedure cost, simplify the treatment experience and improve clinician comfort as compared to our older generation system. Advances to the technology include a streamlined operating system which speeds treatment times; a lighter, more ergonomic handpiece with integrated controls; and a sleek new design with a smaller footprint that takes up 50 percent less floor space than its predecessor.

Our Thermage Procedure

In order to perform our Thermage procedure, the physician selects a single-use ThermaTip based on the procedure to be performed and the size of the area to be treated, and the depth of cooling and heating desired for the treatment. We currently offer four treatment tip sizes with a combination of pulse counts, pulse durations and heating profiles for a variety of uses:

•

Body by Thermage™, which involves the use of a larger tip, such as the 3.0 cm2 tip, designed for the treatment of large areas; Body by Thermage includes the Body Shape procedure, designed for more of a contouring effect, and the Cellulite procedure, designed for the temporary improvement in the appearance of cellulite;

•	Eyes by Thermage™, which involves the use of a small, 0.25 cm2 tip, designed for the treatment of eyelids;

•	Face by Thermage™, which involves the use of 3.0 cm2 STC or TC, 1.5 cm2 or 1.0 cm2 tip sizes, designed for the treatment of the face and neck;

•	Hands by Thermage™, which involves the use of 1.5 cm2 tip size, designed for the treatment of the hands; and

•	Lips by Thermage™, which involves the use of 1.5 cm2 tip size, designed for the treatment of the upper lip.

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

Patients feel alternating sensations of cold and heat during the procedure and some physicians elect to use a topical anesthetic or an oral pain medication. Procedure times vary with the size of the treatment area; a procedure for a full face typically requires multiple passes and takes approximately 45 minutes. Patients may notice immediate improvement in the appearance of wrinkles and are typically able to resume normal activities immediately after having the procedure. Over the subsequent two to six months, patients may experience further reduction of wrinkles at the site of the treated skin as new collagen strands grow and reinforce the strands shrunk by the treatment.

As with other non-invasive energy-based devices, the duration and the extent of beneficial effect of the Thermage procedure varies from patient-to-patient and can be influenced by a number of factors, including the area of the body being treated, the age, skin laxity and skin condition of the patient and operator technique.

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

Our Customers

To date, we have focused our attention on physician customers who have a demonstrated commitment to building a high-volume, non-invasive, aesthetic skin-tightening business within their practice. We have found physicians with an active aesthetics practice tend to perform more Thermage procedures after purchasing our machine than physicians who are new to aesthetic medicine. We encourage our sales force to work closely with our target physician customers to accelerate growth in their aesthetics practices, which, in turn, generates more ThermaTip sales for our company. As a broader group of physicians are adding non-invasive aesthetic procedures to their practices, our target physician base is expanding to include not only plastic surgeons and dermatologists, but also obstetricians, gynecologists and general practitioners. Plastic surgeons and dermatologists currently represent the majority of our existing customers. Many of these physicians are seeking a less expensive alternative to the invasive procedures that they offer in order to augment their customer base and establish a relationship with those patients that do not desire, or cannot afford, an invasive procedure.

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

•

Developing New Applications and Treatment Tips.    We intend to expand our line of ThermaTips for additional applications and conditions. In October 2006 we received FDA clearance to market our ThermaCool system for the temporary improvement in the appearance of cellulite. We commercially launched a product in the first quarter of 2008. We are in the process of seeking, and intend to continue to seek, clearances from the FDA to strengthen our marketing efforts with regard to specific areas of the body, such as arms, the abdomen, and other locations on the body where wrinkle reduction or body shaping is desired, as well as clearances for larger treatment tip sizes.

•

Investing in Intellectual Property and Patent Protection.    We will continue to invest in expanding our intellectual property portfolio in the aesthetics market, and we intend to file for additional patents to strengthen our intellectual property rights. We believe that our intellectual property rights protect our position as the exclusive provider of wrinkle treatment using monopolar RF technology in the United States. Because our technology is RF-based and not light-based, we believe we are less exposed to the litigation, licenses and royalties that have been common in the aesthetic laser market. In June 2005, we settled a lawsuit with Syneron, which admitted the validity of six of our patents. As of December 31, 2007, we had 32 issued U.S. patents primarily covering our ThermaCool system and methods of use, the earliest of which will not expire until 2015, 16 pending U.S. patent applications, 19 issued foreign patents and 35 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries.

•

Broadening our Physician Customer Base.    We intend to continue to penetrate the traditional aesthetic practitioner specialties, which include dermatologists and plastic surgeons. We are also seeking to selectively expand our direct sales efforts in non-core physician specialties and physician-directed medi-spas with track records of safe and successful aesthetic treatments.

•

Expanding our International Presence.    We believe the size of the international market is comparable to the U.S. market, and we are focused on increasing our market penetration overseas and building global brand-recognition. In 2007, approximately 48% of our revenue originated outside of the United States. We intend to add distributors and sales support staff to increase sales and strengthen physician relationships in international markets.

•

Seeking Growth Opportunities via Complementary Products, Technologies or Businesses.    We intend to pursue opportunities to expand our core business by identifying opportunities to offer complementary products for the aesthetics market.

Sales and Marketing

We sell our ThermaCool system to physicians in the United States primarily through a direct sales force of trained sales consultants. As of December 31, 2007, we had a 46-person U.S. direct sales force, including a vice- president, four regional sales directors, a director of sales training and development, a director of professional relations and three clinical specialists. In the fourth quarter of 2007, we began to expand and realign our U.S. sales organization into two groups, with about two-thirds of the sales force focusing on existing customers on sales of treatment tips, upgrades and training, and the remainder focusing on securing and broaden new customer base. Outside of the United States, we sell our ThermaCool system to physicians in 83 countries through 35 independent distributors.

United States Sales

Our strategy to increase sales in the United States is to:

•	remove obstacles for purchase, including treatment discomfort, time of treatment and cost

•	continue to position the Thermage procedure as an attractive alternative to other aesthetic treatments for wrinkle reduction;

•	work closely with our physician customers to increase product usage and enhance the marketing of Thermage procedures in their practices;

•	leverage direct-to-consumer marketing campaigns; and

•	expand our sales efforts to reach physicians outside of the traditional specialties for aesthetic procedures.

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

•

Direct-to-Consumer Marketing.    In 2005, we launched direct-to-consumer, or DTC, marketing campaigns designed to build brand awareness and recognition, demonstrate our commitment to supporting our physician customers and distributors and increase demand for Thermage procedures. Currently, our DTC marketing efforts are focused primarily on paid Internet search results, through search engines such as Google and Yahoo!, and banner ads placed strategically on websites targeting people who may be seeking aesthetic procedures. In 2007, we also ran a print insert in a quarterly consumer publication, New Beauty, targeted to women interested in cosmetic procedures. Our consumer website at www.thermage-info.com is targeted to consumers interested in learning more about Thermage and includes information on our ThermaCool system, the underlying technology and potential treatment outcomes, as well as short films and listings of local physicians who offer Thermage procedures. We have observed our website traffic increase significantly following national television appearances and their periodic re-broadcasts and following our DTC efforts.

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

International Sales

As of December 31, 2007, we had an international sales team of 13 employees supporting 35 independent distributors who market our ThermaCool system in 83 countries. We require our distributors to provide customer training, to invest in equipment and marketing and to attend certain exhibitions and industry meetings. The percentage of our revenue from customers located outside the United States was approximately 48%, 48% and 44% in fiscal 2007, 2006 and 2005, respectively.

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

Research and Development

Our research and development efforts currently focus on:

•	designing new treatment tips and devices optimally designed for new clinical applications, such as skin resurfacing and body contouring;

•	increasing security against the use of devices designed to enable re-use of treatment tips, resulting in procedure efficacy and safety concerns;

•	developing a new cooling system that integrates a substitute for hydroflurocarbon, to maintain compliance with changes in international environmental regulations; and

•	developing devices and technology for skin diagnostics, treatment monitoring and patient comfort management.

As of December 31, 2007, we had a staff of 17 technical professionals and research staff focused on product development projects. Our product development efforts include conducting in-house bench and animal testing for the development and evaluation of products and providing support to scientific and clinical studies conducted by investigators and institutions studying the use of our technologies. We have used transmission electron microscopy on biopsied tissue samples to corroborate that our products induce the denaturing of collagen that leads to immediate tissue tightening. We have developed histology techniques to investigate the depth of heat in tissue and a wound healing process that we believe is responsible for long-term improvement and tightening of tissue. We have also created three-dimensional computer models to study tissue heating with our products. In addition, we have also formed strategic relationships with outside contractors for assistance on specialized projects, and we work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for 2007, 2006 and 2005 were $9.1 million, $9.6 million and $8.9 million, respectively. In the future, we expect to pursue further research and development initiatives to improve and extend our technological capabilities and to foster an environment of innovation and quality.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2007, we had 32 issued U.S. patents primarily covering our ThermaCool TC system and methods of use, the earliest of which expire in 2015; 16 pending U.S. patent applications, 19 issued foreign patents and 35 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. We intend to file for additional patents to strengthen our intellectual property rights.

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

We advised Alma Lasers Ltd. and Alma Lasers, Inc (together “Alma”) as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. On April 26, 2007 Alma filed a complaint in a federal court in Delaware seeking a declaratory judgment of non-infringement and invalidity of nine of Thermage’s U.S. patents. On June 20, 2007, we filed an answer to this complaint and counterclaims, alleging that Alma infringed one or more claims of ten of Thermage’s U.S. patents. Our counterclaim was subsequently amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. Among other things, our counterclaim alleges that both Alma’s Harmony and AccentXL systems infringe our patents. In addition to damages and attorney fees, we have asked the court to enjoin Alma from engaging in further infringement. Alma has responded to all our counterclaims by denying infringement and alleging invalidity of all eleven U.S. patents asserted by us. The litigation is active and discovery is ongoing.

In addition, we have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in other patent litigation in the future. Patent litigation is very expensive and could divert management’s attention from our core business. Patent litigation could also result in our patents being held invalid or narrowly construed. We have in the past and may in the future offer certain of our intellectual property rights for license to our competitors. As of December 31, 2007, we have not entered into any such licenses with our competitors other than our license with Syneron. We granted Edward Knowlton, one of our founders and inventor of our original patents, an exclusive license under those original patents and related patents for certain non-cosmetic applications.

“Thermage,” “ThermaCool” and “ThermaCool TC” are registered trademarks in the United States and several foreign countries. As of December 31, 2007, we have 57 pending and registered trademark filings worldwide, some of which apply to multiple countries, providing coverage in 49 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

As of December 31, 2007, our clinical research department had a staff of five that included clinical research associates and imaging specialists.

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

As of December 31, 2007, there were over 45 published peer-reviewed scientific journal articles and 24 medical conference abstracts that discuss the tissue-tightening effect of our non-invasive monopolar RF technology, authored both by physicians affiliated with our company as clinical and scientific advisors and by unaffiliated, independent, physicians.

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

We obtain programmable memory chips for our treatment tips and the coolant valve for our handpiece from single suppliers, for which we attempt to mitigate risks through inventory management and utilization of 12- to 18-month purchase orders. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, the availability of cryogen for our cooling module, which we can source from multiple suppliers, may fluctuate due to changes in the global supply of this material. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products, nor has the ready supply of finished product to our customers been adversely affected.

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

Radiofrequency devices used for aesthetic procedures, such as wrinkle reduction, have generally qualified for clearance under 510(k) procedures. We received FDA clearance to market our ThermaCool system for the treatment of periorbital wrinkles and rhytids in November 2002 and for treatment of facial wrinkles and rhytids in June 2004. In December 2005, we received FDA clearance to market our ThermaCool system for full body treatment of wrinkles. In October 2006, we received FDA clearance to market the ThermaCool system, for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our ThermaCool system for treatment of wrinkles and rhytids for the upper and lower eyelids.

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

We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device may be equivocal or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

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

The FDA has broad post-market and regulatory enforcement powers. We and our repair subcontractor are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, to determine compliance with the QSR and other regulations. In the past, our facility has been inspected, and observations were noted. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSRs. The most recent FDA visit during the fourth quarter of 2007 resulted in no observations noted.

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

The primary regulatory environment in Europe is that of the European Union. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union. The method of assessing conformity varies, depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct an assessment of compliance with applicable directives. This third-party assessment may consist of an audit of the manufacturer’s quality system, standards, and specific testing of the manufacturer’s device. An assessment by a Notified Body is required in order for a manufacturer to commercially distribute a product throughout the participating countries. Our products are CE Marked and in conformance with applicable medical device directives and can be commercially sold throughout the European Union, as well as in other countries that recognize products bearing the CE Mark. Our facility has been awarded the ISO 9001:2000 and the CAN/CSA ISO 13485:2003 certifications.

Employees

As of December 31, 2007, we had 179 employees, with 85 employees in sales and marketing, three employees in technical services, 36 employees in manufacturing operations, 28 employees in research and development including clinical, regulatory and certain quality functions, and 27 employees in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Risks Related to Our Business

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

Our limited operating history makes it difficult for us to predict future performance. Historically, the demand for our ThermaCool system has varied from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

•	delays in receipt of anticipated purchase orders;

•	seasonal variations in patient demand for aesthetic procedures;

•	the potential impact of general economic conditions on the demand for aesthetic procedures;

•	performance of our independent distributors;

•	positive or negative media coverage of our ThermaCool system, the Thermage procedure or products of our competitors or our industry;

•	our ability to obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

•	changes in the length of the sales process;

•	customer response to the introduction of new product offerings; and

•	fluctuations in foreign currency.

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

Most procedures performed using our ThermaCool system are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo a Thermage procedure is thus driven by consumer demand. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. Consumer demand may also be influenced by a number of factors, such as:

•	our sales and marketing efforts directed toward consumers, as to which we have limited experience and resources;

•	the extent to which physicians recommend our procedures to their patients;

•	the cost, safety and effectiveness of a Thermage procedure versus alternative treatments; and

•	general consumer sentiment about the benefits and risks of aesthetic procedures.

Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking Thermage procedures.

We may not be able to achieve sustainable profitability even if we are able to generate significant revenue.

We incurred a loss of $8.2 million in 2005, a loss of $3.9 million in 2006 and generated a profit of $2.8 million in 2007. In the past, with increasing revenue, we have expanded our business and increased our expenses to meet anticipated increased demand for our products. We expect this trend to continue for the foreseeable future. For example, in order to promote revenue growth and geographic expansion during the fourth quarter of 2007, we began to execute a plan to increase our U.S. sales force by about 50% in headcount. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock and require us to seek additional financing for our business.

We may not be successful in selling and marketing our product for cellulite.

In October 2006, we received clearance from the U.S. Food and Drug Administration, or FDA, to market the ThermaCool system for the temporary improvement in the appearance of cellulite. We commercially launched a product in the first quarter of 2008. We have not previously marketed our ThermaCool system to reduce the appearance of cellulite, and our anticipated marketing and training efforts may not be successful in encouraging physicians and patients to adopt this new procedure in commercially meaningful numbers. We expect to face significant competition in the area of cellulite products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our cellulite product sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses relating to this new product opportunity without achieving commercial success, which could harm our business and our competitive position.

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

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. On April 26, 2007, Alma filed a complaint in a federal court in Delaware seeking a declaratory judgment of non-infringement and invalidity of nine of Thermage’s U.S. patents. On June 20, 2007, we filed an answer to this complaint and counterclaims, alleging that Alma infringed one or more claims of ten of Thermage’s U.S. patents. Our counterclaim was subsequently amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. Among other things, our counterclaim alleges that both Alma’s Harmony and AccentXL systems infringe our patents. In addition to damages and attorney fees, we have asked the court to enjoin Alma from engaging in further infringement. Alma has responded to all our counterclaims by denying infringement and alleging invalidity of all eleven U.S. patents asserted by us. The litigation is active and discovery is ongoing. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of December 31, 2007, we had 32 issued U.S. patents and 19 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Developing and promoting new applications for our ThermaCool system are elements of our growth strategy. We currently have FDA clearance in the United States to market our ThermaCool system for the non-invasive treatment of wrinkles and rhytids and for the temporary improvement in the appearance of cellulite. These clearances restrict our ability to market or advertise our ThermaCool system for many specific indications, which could affect our growth. We intend to expand our line of ThermaTips for new applications and conditions. We are in the process of seeking, and intend to continue to seek, clearances from the FDA to expand our marketing efforts. We cannot predict whether we will receive such clearances. Future indications may be more difficult to obtain. The FDA may require us to conduct clinical trials to support a regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. In the event that we do not obtain additional FDA clearances, our ability to promote our ThermaCool system in the United States and to grow our revenue may be adversely affected.

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

Our future success depends upon patients having a positive experience with the Thermage procedure in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage procedure if they find it to be too painful. Furthermore, Thermage patients may experience temporary swelling or reddening of the skin as a procedure side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain, or any of these side effects or adverse events could discourage a patient from having a Thermage procedure or discourage a patient from having additional procedures or referring Thermage procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the Thermage procedure. Results obtained from a Thermage procedure are subjective and may be subtle. A Thermage treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

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

We rely on a direct sales force to sell our ThermaCool system in the United States. During the fourth quarter of 2007, we began to expand and realign our U.S. sales force to better address customer needs. We began to execute our plan to increase our U.S. sales force by about 50% in headcount and re-align resources into two groups, with about two-thirds of the sales force focusing on existing customers on sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts. As the Company grows, we expect to grow or re-align, if necessary, our sales organization to meet our anticipated sales objectives. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

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

International sales accounted for 48% of our revenue for the year ended December 31, 2007. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We currently depend primarily on third-party distributors to sell and service our ThermaCool system internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell our ThermaCool system. Distributors may not commit the necessary resources to market, sell and service our ThermaCool system to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

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

We outsource the repair of key elements of our first generation ThermaCool RF generator to a single repair subcontractor.

We outsource the repair of our first generation RF generator to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted, we may be limited in our ability to repair equipment. Stellartech is dependent on trained technical labor to effectively repair our ThermaCool RF generator. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its repair operations could be halted and our ability to repair first generation ThermaCool systems would be impaired.

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

We currently perform certain manufacturing processes internally at our principal facility, and we outsource the manufacture of components, subassemblies and certain finished products to a limited number of third parties. For financial or operational purposes, we may elect, to perform additional component or system manufacturing functions internally. In that event, we may face a number of challenges beyond those that we currently address in our internal assembly, inspection, testing and certification activities. Implementing complex or specialized manufacturing processes could lead to difficulties in producing sufficient quantities of manufactured items that meet our quality standards and that comply with applicable regulatory requirements in a timely and cost-effective manner. In addition, if we experience these types of internal manufacturing difficulties, it may be expensive and time consuming to engage a new or previous subcontractor or supplier to fulfill our replacement manufacturing needs. The occurrence of any of these events could harm our business.

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

The cooling capability of our ThermaCool RF generators relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs and place certain restrictions by July 2007 on the import of R134a, and new products that utilize R134a. Our research and development staff continues to make good progress in developing an alternative cooling system to address changing environmental regulations. We have also put in place a solution for the European Union import restrictions. If we are unable to develop an alternative cooling system for our device which is not dependent on R134a in a timely or cost-effective manner, our ThermaCool system may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

While we only sell our ThermaCool system to licensed physicians who have met our training requirements, Federal regulations allow us to sell our ThermaCool system to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our ThermaCool system may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of our ThermaCool system by non-physicians. Outside the United States, our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of our ThermaCool system. We do not supervise the procedures performed with our ThermaCool system, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We, and our distributors, require purchasers of our ThermaCool system to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of our system to companies that rent our system to third parties without our approval, but cannot prevent an otherwise qualified physician from contracting with a rental company in violation of their purchase agreement with us. The use of our ThermaCool system by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

The dielectric material in our ThermaTips may degrade with prolonged operation of our device, which could, in turn, lead to skin burns. Our research and development staff continues to be innovative in designing and implementing strategies to mitigate the risks associated with breakdown of the dielectric material in our ThermaTips. If we are unable to address this issue effectively, we could be subject to product liability litigation, as well as damage to our reputation in the marketplace, as a result of potential injury to patients.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Many of our officers and key employees do not have employment contracts with us and can terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business.

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

Our ThermaCool system is a medical device that is subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

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

Sales of our ThermaCool system outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We primarily rely upon third-party distributors to obtain all regulatory clearances and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the registration of products outside the United States, we must comply with and be registered to the ISO 13485: 2003 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003 registration may adversely impact or prevent the registration of our products in some foreign countries.

Risks Related to Our Capital Requirements and Finances

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock.

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to maintain disclosure controls and procedures and adequate internal control over financial reporting. Under such requirements we must furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are unable to assert that our internal control over financial reporting is effective in any future period, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, or conclude that our internal controls are ineffective, or if we fail to maintain adequate and effective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control more than 40% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 76.4 million shares will be available for future issuance, and 10,000,000 shares of preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

Not applicable.

Item 2.	Properties

We occupy an 88,000 square foot facility in Hayward, California, under a lease that ends in September 2010, with an option to extend for an additional three-year term. We believe our facilities are adequate for our current and future needs for at least the next twelve months.

Item 3.	Legal Proceedings

We advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together, “Alma”) in February 2006 that its Accent product infringed numerous Thermage patents.

On April 26, 2007, Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously.

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. The counterclaim was amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock has traded on the Nasdaq Global Market under the symbol “THRM” since our initial public offering on November 9, 2006. On February 29, 2008, the closing sale price of our common stock was $4.22 per share.

Common Stockholders

As of February 29, 2008, there were approximately 115 stockholders of record of our common stock, one of whom was CEDE & Co, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is approximately 4,000.

Stock Prices

The following table sets forth quarterly high and low sales prices of our common stock for the indicated periods:

	High	Low
Year Ended December 31, 2006
Fourth Quarter	$8.15	$6.40

Year Ended December 31, 2007
First Quarter	$10.70	$7.00
Second Quarter	9.10	6.80
Third Quarter	9.08	6.94
Fourth Quarter	7.98	5.43

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index for the period beginning on November 10, 2006, our first day of trading after our initial public offering, and ending on December 31, 2007.

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

Statement of Operations Data

(in thousands of dollars, except share and per share data)	Years Ended December 31,
	2007	2006	2005	2004	2003
Net revenue	$63,101	$54,320	$40,655	$50,384	$24,910
Cost of revenue	15,976	15,259	12,309	12,452	12,566

Gross margin	47,125	39,061	28,346	37,932	12,344
Operating expenses
Sales and marketing	26,195	24,071	19,997	15,596	8,945
Research and development	9,099	9,639	8,908	8,490	6,569
General and administrative	11,300	9,973	7,414	8,873	3,612
Litigation settlement gain	—	—	(1,646)	—	—

Total operating expenses	46,594	43,683	34,673	32,959	19,126

Income (loss) from operations	531	(4,622)	(6,327)	4,973	(6,782)
Interest and other income	2,520	768	340	177	205
Interest, warrants and other expense	—	(55)	(1,549)	(14)	(7)

Income (loss) before income taxes and cumulative effect of change in accounting principle	3,051	(3,909)	(7,536)	5,136	(6,584)
Provision for income taxes	(271)	—	—	(103)	—

Net income (loss) before cumulative effect of change in accounting principle	2,780	(3,909)	(7,536)	5,033	(6,584)

Cumulative effect of change in accounting principle	—	—	(697)	—	—

Net income (loss)	$2,780	$(3,909)	$(8,233)	$5,033	$(6,584)

Net income (loss) allocable to common stockholders	$2,780	$(3,909)	$(8,233)	$313	$(6,584)

Net income (loss) per share — basic and diluted:
Before cumulative effect of change in accounting principle			$(2.06)
Cumulative effect of change in accounting principle			(0.19)

Net income (loss) per share — basic	$0.12	$(0.60)	$(2.25)	$0.10	$(2.85)

Net income (loss) per share — diluted	$0.11	$(0.60)	$(2.25)	$0.06	$(2.85)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,241,031	6,561,648	3,664,990	3,023,225	2,307,238

Diluted	24,884,458	6,561,648	3,664,990	5,319,754	2,307,238

Balance Sheet Data

	As of December 31,
(in thousands of dollars)	2007	2006	2005	2004	2003
Cash and cash equivalents	$13,650	$45,915	$10,121	$11,706	$12,383
Marketable investments	38,707	—	—	—	—
Working capital	55,834	46,153	10,947	12,110	9,435
Total assets	68,727	59,875	24,032	26,202	17,667
Borrowings, less current portion	—	—	4,040	13	18
Preferred stock warrant liability	—	—	3,937	—	—
Redeemable convertible preferred stock	—	—	45,169	45,169	45,167
Total stockholders’ equity (deficit )	$58,118	$49,121	$(38,733)	$(29,440)	$(35,189)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that ThermaTip sales will continue to increase as a percentage of revenue versus generator sales; increase in ThermaTip revenue as a result of greater demand; introduction of new procedures and associated treatment tips in the future; expansion of average selling price;; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our ThermaCool system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our ThermaCool system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our ThermaCool system for treatment of wrinkles and rhytids for the upper and lower eyelids. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator with cooling capability and a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. We offer a variety of ThermaTips that a physician can select based on the areas of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations, heating depth and heating profiles for efficient implementation of treatment guidelines. As of December 31, 2007, we had an installed base of approximately 2,400 ThermaCool RF generators and had sold over 485,000 ThermaTips.

Significant Business Trends

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For the years ended December 31, 2005, 2006 and 2007 we derived 66%, 73% and 71% respectively, of our revenue from ThermaTip and other consumable sales, and 31%, 24% and 26% respectively, of our revenue from ThermaCool RF generator sales. The balance of our revenue is derived from product service and shipping. As the installed base of ThermaCool RF generators has grown, so too have grown the number of physicians performing our Thermage procedure, and, consequently, sales of disposable ThermaTips have increased as a percentage of revenue versus generator sales. We expect this trend to continue, and we expect to derive a greater percentage of our revenue from sales of ThermaTips and other consumables in the future. In February 2007, we introduced and began shipment of the ThermaCool NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve patient comfort compared to our prior generator. Since the introduction of the ThermaCool NXT generator, customer demand for upgrade from the older generation product was higher than expected. For the year ended December 31, 2007, we sold 633 generators, which included sales of 355 systems to new customers and sales of 278 systems as upgrades to existing customers. This high demand for upgrade contributed to the increase in systems sales as a percentage of total sales from 2006 to 2007. In addition to the launch of the

ThermaCool NXT generator during 2007, we also launched four new procedures and associated tips which included the STC ThermaTip and the DC ThermaTip. Both products were well received and comprised more than 50% of ThermaTip and other consumable tips sales in the fourth quarter of 2007. We intend to introduce more ThermaTip products and procedures, including a new tip that addresses cellulite, all of which we believe will help drive top line growth in 2008, increase sales of disposable ThermaTips as a greater percentage of our revenue, as well as an increase in average selling prices.

We market the ThermaCool system, including our single-use ThermaTips, in the United States to physicians, including primarily dermatologists and plastic surgeons, through a direct sales force and internationally in 83 countries through a network of 35 distributors. In the years ended December 31, 2005, 2006 and 2007, we derived 56%, 52% and 52%, respectively, of our revenue from sales of our products and services within the United States and 44%, 48% and 48%, respectively, of our revenue from sales of our products and services outside the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Years Ended December 31,
	2007	2006	2005
United States	52%	52%	56%
Asia Pacific	21%	24%	23%
Europe/Middle East	17%	13%	11%
Rest of the world	10%	11%	10%

Total net revenue	100%	100%	100%

During the fourth quarter of 2007, we began to expand and realign our U.S. sales force to better address customer needs. We began to execute our plan to increase our U.S. sales force by about 50% in headcount and re-align resources into two groups, with about two-thirds of the sales force focusing on existing customers on sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts. To this end, we expect a proportionately larger increase in sales and marketing expenses to promote revenue growth and geographic expansion. We expect our operating expenses to increase in the future for research and development of new products and technologies, and increased general and administrative expenses to support our overall business and for regulatory compliance requirements.

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

Significant Industry Factors

The growth of our business relies on our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology and products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could also have an adverse effect on our operating results. We have in the past noticed brief fluctuations both in demand for our products and in demand for our Thermage procedure, as well as in traffic to our website, following media coverage and promotional campaigns. We experience frequent positive, negative and neutral media coverage throughout a fiscal quarter. Our sales are also impacted by other factors outside of our control, such as prior patient and practicing physician recommendations. Consequently, while we believe that media exposure and other factors outside of our direct control play a role in our long-term success, to date we have not been able to quantify the impact of particular media exposure or media exposure, in general, and have not observed any material effect, positive or negative, on our operating results. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Annual Report on Form 10-K.

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

Our ThermaCool RF generator sales in the United States typically have post-sale obligations of installation and training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). When we have objective and reliable evidence of fair value of the undelivered elements, we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise, we will defer all revenue until all elements are delivered. Since the introduction of our new ThermaCool NXT generator in February 2007, we continued to sell our ThermaCool TC generator to customers in countries where we have not yet obtained approval on the new ThermaCool NXT generator. In accordance with EITF 00-21, we have deferred the fair value of the customer’s right to upgrade to the ThermaCool NXT generator until the earlier of final delivery or expiration of such rights.

We sell to end-users in the United States and to distributors outside of the United States. Sales to distributors do not include return rights. We typically recognize revenues upon shipment for sales to our independent third party distributors as we have no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for our products. We do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributors to return or exchange products and the distributors are obligated to pay us for the sale regardless of whether the distributors are able to resell the product. For sales transactions with non-standard extended payment terms or when collectibility is not reasonably assured, we recognize revenue upon receipt of cash payment. At December 31, 2006 and 2007, we had deferred revenue balances of $0.2 million and $41,000, respectively, related to sales transactions with extended payment terms.

Cash and Cash Equivalents and Marketable Investments

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. We account for our investment in marketable investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable investments are carried at fair value and consist of corporate debt securities, certificates of deposits and auction rate securities which are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments.” Available-for-sale securities with maturities greater than twelve months are classified as short term as they represent investments for cash that are available for use in current operations.

Realized gains and losses on marketable investments are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on marketable investments classified as available-for-sale, are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

Accounts Receivable

Accounts receivable are typically unsecured and derived from revenues earned from customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate appropriate allowances based upon any specific customer collection issues that we have identified. Our assessment of the ability of our customers to pay generally includes direct contact with the customer, a review of their financial status, as well as consideration of their payment history with us. Allowance for doubtful accounts was $31,000 and $82,000 at December 31, 2006 and 2007, respectively. Doubtful account write-offs have been insignificant during the years ended December 31, 2005, 2006 and 2007.

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our estimated warranty liability was $0.3 million and $0.6 million at December 31, 2006 and 2007, respectively. We offer a three year warranty for systems sold in the United States and a one year replacement parts warranty for systems sold to distributors outside of the United States. We also provide a warranty for our consumable products.

Inventory

We state our inventories at the lower of cost or market value, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market value being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a monthly basis and updated quarterly and as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins. Our inventory reserves as of December 31, 2006 and 2007 were $0.4 million and $0.7 million, respectively.

Litigation and Claims

We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” or SFAS No. 5, and related pronouncements. Also, in accordance with SFAS No. 5, we do not record gain contingencies.

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

Based on the weight of available evidence, which includes our historical operating performance, lack of taxable income and our accumulated deficit, we have provided a full valuation allowance against our net deferred tax asset at December 31, 2006 and 2007. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce the valuation allowance at a future date. As of December 31, 2007, we had net operating loss carryforwards of approximately $27.4 million and $17.1 million, for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2011 for federal and in 2010 for state income tax purposes. As of December 31, 2007, we had research and development credit carryforwards of approximately $1.0 million and $0.6 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2011. The California tax credit can be carried forward indefinitely. The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In such an event, utilization of the carryforwards could be restricted.

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

During the years ended December 31, 2005 and 2006, we issued stock options to certain employees with exercise prices below the fair market value of our common stock at the date of grant, determined with hindsight. In accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options granted and the fair market value of our stock at the date of grant, determined with hindsight. During the year ended December 31, 2005, we recorded deferred stock-based compensation related to these options of $3.9 million. This deferred stock based compensation is amortized to expense on a straight-line basis over the period during which the options vest, generally four years. Amortization of deferred stock-based compensation was $0.3 millions and $0.2 million during the years ended December 31, 2005 and 2006, respectively.

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

Under SFAS No. 123R, we calculated the fair value of the stock option grants using the Black-Scholes option-pricing model. For the year ended December 31, 2007, the fair value was based on the following weighted average assumptions: expected term of 4.18 years; expected volatility of 54%; risk free interest rate of 4.47% and dividend yield of 0.00%. For the year ended December 31, 2006, the fair value was based on the following weighted average assumptions: expected term of 4.25 years; expected volatility of 55%; risk free interest rate of 4.77% and dividend yield of 0.0%. Estimated volatility used in 2006 and 2007 reflect the application of SAB 107 interpretive guidance and, accordingly, due to a lack of historical information regarding the volatility of our stock price, incorporates historical and volatility of similar public entities in the aesthetics market. The expected term has been computed based upon the vesting term, cancellation history, historical exercises and contractual term of the options. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions. The aggregate intrinsic value of the outstanding options vested and expected to vest at December 31, 2007 was $9.5 million, based upon the fair market value of common stock at December 31, 2007 of $5.78 per share.

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

Results of Operations

Years Ended December 31, 2006 and December 31, 2007

Net Revenue.    Revenue is derived from the sale of single-use ThermaTips and other consumables, systems sales, and service and other revenue. Net revenue increased $8.8 million, or 16%, from $54.3 million to $63.1 million for the years ended December 31, 2006 and 2007, respectively. Sales of ThermaTips and other consumables increased $5.7 million, or 14%, from $39.4 million to $45.1 million for the years ended December 31, 2006 and 2007, respectively. Sales of systems increased $3.0 million, or 23%, from $13.3 million to $16.3 million for the years ended December 31, 2006 and 2007, respectively. Product unit volume of ThermaTips was 130,690 units and 136,000 units for the years ended December 31, 2006 and 2007, respectively. Product unit volume of our ThermaCool RF generator was 437 units and 633 units for the years ended December 31, 2006 and 2007, respectively. International sales to distributors accounted for 48% of revenue for each of the years ended December 31, 2006 and 2007. The increase in revenue in ThermaTips and other consumables was driven by continued demand of our 3.0cm2 ThermaTip and the newly-introduced STC and DC ThermaTips, which command higher average selling prices. The increase in sales of systems was primarily driven by higher than expected demand to upgrade from our existing installed base.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 74.7% in the year ended December 31, 2007, compared with 71.9% in the same period in 2006. The increase in gross margin as a percent of revenue in 2007 was primarily due to higher average selling price of ThermaTips, increase in sales volume and direct cost reductions in ThermaTips and systems, partially offset by a higher sales mix towards the lower margin system product.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $2.1 million, or 9%, from $24.1 million to $26.2 million for the years ended December 31, 2006 and 2007, respectively. The increase was primarily attributable to an increase of $1.2 million in personnel and commission costs and related travel expenses associated with the expansion of our sales force and marketing staff, as well as an increase of $0.4 million in support of the launch of new products, new procedures and associated ThermaTips and an increase of $0.5 million in stock-based compensation charges.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses decreased $0.5 million, or 6%, from $9.6 million to $9.1 million for the years ended December 31, 2006 and 2007, respectively. The decrease was primarily related to cost reductions in clinical studies of about $0.5 million and savings in travel expenses of $0.2 million, which were partially offset by an increase of $0.2 million in stock-based compensation charges.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $1.3 million, or 13%, from $10.0 million to $11.3 million for the years ended December 31, 2006 and 2007, respectively. The increase was primarily attributable to $0.5 million in professional fees and insurance and other expenses in connection with being a public company, an increase of $0.3 million in legal fees incurred related to patents, as well as an increase of $0.3 million in stock-based compensation charges.

Interest and Other Income.    Interest and other income consists primarily of interest income generated from our cash, cash equivalent and marketable investments. Interest and other income increased $1.7 million, or 228%, from $0.8 million to $2.5 million for the years ended December 31, 2006 and 2007, respectively due to higher average cash balances resulting from the proceeds of our initial public offering in November 2006.

Interest, Warrants and Other Expense.    Interest, warrants and other expense in 2006 consists primarily of $0.8 million interest expense on our borrowings partially offset by $0.8 million gain recorded from changes in the fair value of our convertible preferred stock warrants under FSP 150-5. Subsequent to our initial public offering, we repaid our borrowings. The majority of our convertible preferred stock warrants were exercised upon our initial public offering, with additional preferred stock warrants for 27,778 shares of preferred stock converted into warrants for common stock. As a result, we incurred no interest expense nor charges related to change in the fair value of our convertible preferred stock warrants during 2007.

Provision for Income Taxes.    Provision for income taxes for the year ended December 31, 2007 was $271,000, compared with zero provision for income taxes in 2006. Our effective tax rate of 9%, comprised primarily of alternative minimum tax and increase in unrecognized tax benefits and differs from the federal statutory rate of 34% due primarily to the utilization of net operating loss carryforwards. In the year ended December 31, 2006, no provision for income taxes was recorded as a result of our losses.

Years Ended December 31, 2005 and December 31, 2006

Net Revenue.    Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $13.6 million, or 34%, from $40.7 million to $54.3 million for the years ended December 31, 2005 and 2006, respectively. Sales of ThermaTips and other consumables increased $12.4 million, or 46%, from $27.0 million to $39.4 million for the years ended December 31, 2005 and 2006, respectively. Sales of ThermaCool RF generator increased $0.7 million, or 6%, from $12.6 million to $13.3 million for the years ended December 31, 2005 and 2006, respectively. Product unit volume of ThermaTips was 83,660 units and 130,690 units for the years ended December 31, 2005 and 2006, respectively. Product unit volume of our ThermaCool RF generator was 408 units and 437 units for the years ended December 31, 2005 and 2006, respectively. International sales to distributors accounted for 44% and 48% of revenue for the years ended December 31, 2005 and 2006, respectively. The increase in revenue was driven by increased adoption of our 3.0 cm2 ThermaTip, the introduction of our new 0.25 cm2 ThermaTip and expansion into new international markets, partially offset by lower average selling prices beginning in April 2005.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Cost of revenue increased $3.0 million, or 24%, from $12.3 million to $15.3 million for the years ended December 31, 2005 and 2006, respectively. The increase was primarily due to the increased volume of ThermaTips and other consumables sold. Gross margin was 70% and 72% for the years ended December 31, 2005 and 2006, respectively.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows, marketing, customer service and business development. Sales and marketing expenses increased $4.1 million, or 20%, from $20.0 million to $24.1 million for the years ended December 31, 2005 and 2006, respectively. The increase was primarily attributable to an increase of $2.8 million in personnel and commission costs and related travel expenses associated with the expansion of our international sales force and marketing staff, as well as an increase of $0.2 million in promotional costs primarily due to an increased number of customer workshops, trade shows and promotional efforts and an increase in stock-based compensation charges of $1.1 million.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $0.7 million, or 8%, from $8.9 million to $9.6 million for the years ended December 31, 2005 and 2006, respectively. The increase was primarily related to increased stock-based compensation charges of $0.5 million, higher personnel costs of $0.4 million, partially offset by lower clinical studies costs and other research and development discretionary spending of $0.2 million.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $2.6 million, or 35%, from $7.4 million to $10.0 million for the years ended December 31, 2005 and 2006, respectively. The increase was primarily attributable to expenses incurred in connection with the November 2006 initial public offering of $0.9 million, an increase in stock-based compensation charges of $1.4 million and higher employee related and other expenses of $0.3 million.

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

Interest and Other Income.    Interest and other income consists primarily of interest income generated from our cash and cash equivalent balances. Interest and other income increased $0.5 million, or 126%, from $0.3 million to $0.8 million for the years ended December 31, 2005 and 2006, respectively due to higher average cash balances resulting from the proceeds of our initial public offering and GE Capital borrowings.

Interest, Warrants and Other Expense.    Interest, warrants and other expense consists primarily of interest expense on our borrowings and changes in the fair value of our convertible preferred stock warrants under FSP 150-5. Interest and other expense decreased $1.4 million from $1.5 million to $55,000 for the years ended December 31, 2005 and 2006, respectively. The decrease was primarily attributable to $2.3 million decrease in the fair value of the convertible preferred stock warrants, partially offset by increase in interest expense of $0.8 million.

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

Stock-Based Compensation

For the years ended December 31, 2005 and 2006 and 2007, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of revenue	$288	$73	$4
Sales and marketing	1,796	1,306	216
Research and development	903	666	124
General and administrative	1,811	1,472	112

Total stock-based compensation expense	$4,798	$3,517	$456

We recorded stock-based compensation expense of $0.5 million, $3.5 million and $4.8 million in the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2007, the total compensation cost related to stock-based awards granted or modified under SFAS 123R to employees and directors but not yet recognized was approximately $7.2 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over the remaining weighted average period of approximately 2.6 years.

During March 2006, we repriced stock option awards held by 116 of our employees. Under the terms of this repricing, we repriced certain employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, employees who were previously granted stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, we repriced options to purchase 447,565 vested shares and options to purchase 1,523,035 unvested shares having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, we also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. We have accounted for the repricing and cancellation transactions as a modification under SFAS No. 123R and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, we recorded the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repricing, we recorded stock-based compensation expense of $2.0 million and $1.4 million in the years ended December 31, 2006 and 2007, respectively.

In connection with the repricing of stock options during the year ended December 31, 2006, we followed the provisions of SFAS No. 123R and eliminated deferred stock-based compensation amounts of approximately $3.3 million related to the repriced stock options. Stock compensation charges for the repriced options will be recorded in accordance with SFAS No. 123R.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options are remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $132,000, $200,000 and $128,000 for the years ended December 31, 2005 and 2006 and 2007, respectively.

Liquidity and Capital Resources

While we have had five consecutive quarters of profitable results since 2006, we have not demonstrated sustained annual profitability. Prior to our initial public offering in November 2006, we funded our operations principally from the issuance of our preferred stock that resulted in aggregate net proceeds of $45.2 million. In addition, in 2005, we obtained a working capital line with GE Capital on which we drew $2.5 million in November 2005, bearing interest at the rate of 10.2% per annum, and $2.5 million in December 2005, bearing interest at the rate of 10.6% per annum. On November 9, 2006, we completed an initial public offering of 6,000,000 shares of our common stock at $7.00 per share. Additionally, on December 8, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. We raised approximately $38.3 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all of our outstanding shares of preferred stock converted on a one-to-one basis into 12,406,134 shares of common stock. Upon the completion of our initial public offering, we repaid the outstanding balance and interests on the working capital line.

On December 31, 2007, we had working capital of $55.8 million, which consists primarily of $52.4 million in cash, cash equivalents and marketable investments. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds, certificates of deposit and auction rate securities. All auction rate securities held at December 31, 2007 have been liquidated in February 2008 without any loss.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years
Operating leases	$2,903	$989	$1,914

Total contractual obligations	$2,903	$989	$1,914

We adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At December 31, 2007, our expected payment for contractual obligations includes $0.2 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although we cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of uncertain tax positions. See Note 11 to our financial statements.

Years Ended December 31, 2006 and December 31, 2007

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.2 million and $5.9 million for the years ended December 31, 2006 and 2007, respectively. During 2006, $0.5 million net cash was provided by operating loss after adjusting for non-cash items. An additional $0.7 million net cash was provided by changes in assets and liabilities. Cash provided by changes in assets and liabilities was primarily from $2.1 million of increased accrued and other liabilities balance due to increased levels of bonus and payroll related expenses. Such increase in cash was partially offset by $0.4 million of cash used to support a higher accounts receivable balance, payment of $0.4 million of prepaid expenses and payment of $0.6 million accounts payable. During 2007, $9.0 million net cash was provided from net income after adjusting for non-cash items, which was offset by $3.1 million net cash used in assets and liabilities. Cash was used in increase of accounts receivable and purchase of inventories in support of actual and anticipated increases in revenue. This was partially offset by cash provided from higher deferred revenue as a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the new ThermaCool NXT generator.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $0.8 million and $39.5 million for the years ended December 31, 2006 and 2007, respectively. Our investing activities in 2006 consisted principally of property and equipment purchases. In addition to purchases of property and equipment, in the third quarter of 2007 we began to purchase and sell marketable investments.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $35.3 million and $1.3 million for the years ended December 31, 2006 and 2007, respectively. In 2006, the increase in cash provided by financing was primarily from proceeds from our initial public offering, proceeds from exercise of stock options and preferred stock warrants, collection of a note receivable from a stockholder, partially offset by repayment of $5.0 million of the working capital line with GE Capital. In 2007, cash provided from financing activities was primarily from proceeds from exercise of stock options and employee stock purchase plans and collection of a note receivable from a stockholder, partially offset by payment of initial public offering costs.

Years Ended December 31, 2005 and December 31, 2006

Net Cash Provided by (Used in) Operating Activities.    Net cash used in operating activities was $4.3 million for the year ended December 31, 2005 and net cash provided by operating activities was $1.2 million for the year ended December 31, 2006. During 2005, $3.4 million net cash was used by operating activities primarily from net loss after adjusting for non-cash items. An additional $0.9 million net cash used by changes in assets and liabilities, driven by an increase in accounts receivables of $1.7 million, an increase in prepaid expenses of $0.4 million, a decrease in payables and accrued liabilities of $0.2 million, and a decline in inventories of $1.6 million. The increase in accounts receivable was the result of changing our distributor standard payment terms from upfront payment to payment within 30 days of shipment. The decrease in payables and accrued liabilities was due to decreased levels of accrued state sales tax and inventory as a result of lower revenue. The decline in inventories was a result of aligning inventory levels with changes in forecasted customer demand. During 2006, $0.5 million net cash was provided by operating loss after adjusting for non-cash items. An additional $0.7 million net cash was provided by changes in assets and liabilities. Cash provided by changes in assets and liabilities was primarily from $2.1 million of increased in accrued and other liabilities balance due to increased levels of bonus and payroll related expenses. Such increase in cash from increased amounts in accrued liabilities was partially offset by $0.4 million of cash used to support higher accounts receivable balance, payment of $0.4 million of prepaid expenses and payment of $0.6 million accounts payable.

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

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $5.0 million and $35.3 million for the years ended December 31, 2005 and 2006, respectively. In 2005, the increase in cash provided by financing was primarily attributable to $5.0 million drawn on a working capital line with GE Capital. In 2006, the increase in cash provided by financing was primarily from proceeds from our initial public offering, proceeds from exercise of stock options and preferred stock warrants, collection of a note receivable from a stockholder, partially offset by repayment of $5.0 million of the working capital line with GE Capital.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to non-financial assets and liabilities. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our consolidated financial statements and do not expect any significant impact on the results of operations and financial position upon adoption.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and increases in a parent’s controller ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 160 on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds, certificates of deposit and auction rate securities. All auction rate securities held at December 31, 2007 have been liquidated in February 2008 without any loss. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Assuming a hypothetical change in interest rate of one percentage point, the fair value of our total investment portfolio as of December 31, 2007 would have potentially changed by $350,000.

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

THERMAGE, INC.

ANNUAL REPORT ON FORM 10-K

The following Financial Statement Schedule of the Registrant for the years ended December 31, 2007, 2006 and 2005 is filed as part of this Report as required to be included in Item 8 and should be read in conjunction with the Financial Statements of the Registrant:

Page
Schedule II Valuation and Qualifying Accounts	84

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Financials Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Thermage, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Thermage, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for free-standing warrants and other instruments on shares that are redeemable in 2005.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 13, 2008

Thermage, Inc.

BALANCE SHEETS

	December 31,
(in thousands of dollars, except share and per share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,650	$45,915
Marketable investments	38,707	—
Accounts receivable, net of allowance for doubtful accounts in 2007 and 2006 of $82 and $31, respectively	4,809	3,285
Inventories, net	6,639	5,219
Prepaid expenses and other current assets	1,782	1,717

Total current assets	65,587	56,136
Property and equipment, net	3,000	3,638
Other assets	140	101

Total assets	$68,727	$59,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,341	$1,398
Accrued liabilities	6,850	7,372
Current portion of deferred revenue	1,544	1,151
Customer deposits	18	62

Total current liabilities	9,753	9,983
Deferred rent, net of current portion	47	55
Deferred revenue, net of current portion	601	716
Other liabilities	208	—

Total liabilities	10,609	10,754

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at December 31, 2007 and 2006
Issued and outstanding: none at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at December 31, 2007 and 2006
Issued and outstanding: 23,605,415 and 22,906,851 shares at December 31, 2007 and 2006, respectively	24	23
Additional paid-in capital	99,588	93,418
Deferred stock-based compensation	(4)	(6)
Notes receivable from stockholders	—	(125)
Accumulated other comprehensive income	19	—
Accumulated deficit	(41,509)	(44,189)

Total stockholders’ equity	58,118	49,121

Total liabilities and stockholders’ equity	$68,727	$59,875

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2007	2006	2005
Net revenue	$63,101	$54,320	$40,655
Cost of revenue	15,976	15,259	12,309

Gross margin	47,125	39,061	28,346

Operating expenses
Sales and marketing	26,195	24,071	19,997
Research and development	9,099	9,639	8,908
General and administrative	11,300	9,973	7,414
Litigation settlement gain	—	—	(1,646)

Total operating expenses	46,594	43,683	34,673

Income (loss) from operations	531	(4,622)	(6,327)
Interest and other income	2,520	768	340
Interest, warrants and other expenses	—	(55)	(1,549)

Income (loss) before income taxes and cumulative effect of change in accounting principle	3,051	(3,909)	(7,536)
Provision for income taxes	(271)	—	—

Net income (loss) before cumulative effect of change in accounting principle	2,780	(3,909)	(7,536)
Cumulative effect of change in accounting principle (Note 3)	—	—	(697)

Net income (loss)	$2,780	$(3,909)	$(8,233)

Net income (loss) per share — basic and diluted:
Before cumulative effect of change in accounting principle			$(2.06)
Cumulative effect of change in accounting principle (Note 3)			(0.19)

Net income (loss) per share — basic	$0.12	$(0.60)	$(2.25)

Net income (loss) per share — diluted	$0.11	$(0.60)	$(2.25)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,241,031	6,561,648	3,664,990

Diluted	24,884,458	6,561,648	3,664,990

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholders’ Equity (Deficit)
(in thousands of dollars, except share amounts)	Shares	Amount
Balances, December 31, 2004	4,086,328	$4	$3,227	$—	$(624)	$(32,047)	$—	$(29,440)
Exercise of stock options	51,446	—	47	—	—	—	—	47
Issuance of stock options in connection with 2004 employee bonus accrual	—	—	73	—	—	—	—	73
Interest receivable on notes for exercise of stock options	—	—	—	—	(20)	—	—	(20)
Deferred stock-based employee compensation	—	—	3,865	(3,865)	—	—	—	—
Amortization of deferred stock-based employee compensation	—	—	—	324	—	—	—	324
Nonemployee stock compensation expense	—	—	132	—	—	—	—	132
Reduction of notes receivable upon common stock repurchase	(100,000)	—	(46)	—	46	—	—	—
Reclassification of preferred stock warrants upon adoption of FSP No. 150-5	—	—	(1,616)	—	—	—	—	(1,616)
Net loss	—	—	—	—	—	(8,233)	—	(8,233)

Balances, December 31, 2005	4,037,774	4	5,682	(3,541)	(598)	(40,280)	—	(38,733)
Issuance of common stock from initial public offering, net of issuance costs	6,150,000	6	38,328	—	—	—	—	38,334
Conversion of redeemable convertible preferred stock to common stock at initial public offering	12,406,134	12	48,918	—	—	—	—	48,930
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	95	—	—	—	—	95
Exercise of stock options	415,027	1	459	—	—	—	—	460
Amortization of deferred stock-based employee compensation	—	—	—	191	—	—	—	191
Interest receivable on notes for exercise of stock options	—	—	—	—	(4)	—	—	(4)
Elimination of deferred stock-based compensation due to modification of options under SFAS No. 123R	—	—	(3,344)	3,344	—	—	—	—
Employee stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeitures	—	—	3,126	—	—	—	—	3,126
Reduction of notes receivable upon common stock repurchase	(102,084)	—	(46)	—	46	—	—	—
Collection of notes and interest receivable	—	—	—	—	431	—	—	431
Nonemployee stock compensation expense	—	—	200	—	—	—	—	200
Net loss	—	—	—	—	—	(3,909)	—	(3,909)

Balances, December 31, 2006	22,906,851	23	93,418	(6)	(125)	(44,189)	—	49,121
Exercise of stock options	475,230	1	689	—	—	—	—	690
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	59,999	—	738	—	—	—	—	738
Issuance of common stock under employee stock purchase plan	167,085	—	952	—	—	—	—	952
Charge to retained earnings upon adoption of FIN 48	—	—	—	—	—	(100)	—	(100)
Employee stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeitures	—	—	3,658	—	—	—	—	3,658
Repurchase of unvested common stock	(3,750)	—	(15)	—	—	—	—	(15)
Collection of notes and interest receivable	—	—	—	—	125	—	—	125
Nonemployee stock compensation expense	—	—	128	—	—	—	—	128
Tax benefit from exercise of stock options	—	—	20	—	—	—	—	20
Components of comprehensive income:
Net income	—	—	—	—	—	2,780	—	2,780
Other comprehensive income	—	—	—	—	—	—	19	19

Total comprehensive income								2,799

Balances, December 31, 2007	23,605,415	$24	$99,588	$(4)	$—	$(41,509)	$19	$58,118

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands of dollars)	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$2,780	$(3,909)	$(8,233)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,386	2,079	1,995
Amortization of premium on marketable investments	(55)	—	—
Interest receivable on stockholder notes	—	44	(20)
Amortization of warrants on notes payable	—	165	20
Changes in preferred stock warrant liability	—	(836)	2,136
Loss on disposal of property, plant and equipment	56	18	4
Stock-based compensation	4,798	3,517	456
Tax expense from stock option exercises	20	—	—
Allowance for doubtful accounts	51	2	29
Reserve for excess and obsolete inventory	9	(608)	256
Change in assets and liabilities
Accounts receivable	(1,575)	(430)	(1,700)
Inventories	(1,844)	28	1,557
Prepaid expenses and other current assets	(65)	(367)	(413)
Other non-current assets	(39)	12	10
Accounts payable	(57)	(585)	(190)
Accrued and other liabilities	237	2,078	(14)
Deferred revenue	278	69	(126)
Customer deposits	(44)	17	(51)
Deferred rent	(8)	(55)	(32)

Net cash provided by (used in) operating activities	5,928	1,239	(4,316)

Cash flows from investing activities
Acquisition of property and equipment	(903)	(899)	(2,247)
Change in restricted cash	—	107	(64)
Proceeds from sale of property and equipment	—	12	—
Purchase of marketable investments	(60,383)	—	—
Proceeds from sale of marketable investments	21,750	—	—

Net cash used in investing activities	(39,536)	(780)	(2,311)

Cash flows from financing activities
Repayment of equipment leases	—	(13)	(5)
Repayment of notes payable	—	(5,000)	—
Collection of notes receivable from stockholders	125	384	—
Proceeds from exercise of stock options	690	460	47
Repurchase of unvested common stock	(15)	—	—
Proceeds from exercise of preferred stock warrants	—	755	—
Proceeds from employee stock purchase plan	952	—	—
Proceeds from notes payable	—	—	5,000
Proceeds from IPO, net of capitalized IPO related costs	(409)	38,749	—

Net cash provided by financing activities	1,343	35,335	5,042

Net increase (decrease) in cash and cash equivalents	(32,265)	35,794	(1,585)
Cash and cash equivalents at beginning of year	45,915	10,121	11,706

Cash and cash equivalents at end of year	$13,650	$45,915	$10,121

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$607	$82
Cash paid for taxes	161	—	158
Supplemental disclosure of significant non-cash investing and financing activities
Reclassification of preferred stock warrants upon adoption of FSP 150-5	—	—	1,616
Issuance of preferred stock upon net exercise of preferred stock warrants	—	882	—
Conversion of redeemable convertible preferred stock to common stock at initial public offering	—	48,930	—

The accompanying notes are an integral part of these financial statements.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS

(In thousands of dollars, except share and per share amounts)

NOTE 1 — THE COMPANY

Background

Thermage, Inc. (the “Company”) develops, manufactures, and markets radiofrequency-based equipment and disposable products for the non-invasive treatment of wrinkles. The Company was incorporated in California on January 11, 1996 and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002.

Initial Public Offering

On November 9, 2006, the Company completed an initial public offering (“IPO”) of 6,000,000 shares of its common stock at $7.00 per share. Additionally, on December 8, 2006, the underwriters partially exercised their over-allotment option and purchased 150,000 shares at $7.00 per share. The Company raised approximately $38.3 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the offering, all the Company’s outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into 12,406,134 shares of common stock.

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

Cash and Cash Equivalents and Marketable Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company accounts for its investment in marketable investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable investments are carried at fair value and consist of corporate debt securities, certificates of deposits and auction rate securities which are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments.” Available-for-sale securities with maturities greater than twelve months are classified as short term as they represent investments that are available for use in current operations.

Realized gains and losses on marketable investments are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on marketable investments classified as available-for-sale, are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of the borrowings approximates their fair value. The carrying amounts of restricted cash, other liabilities and other assets approximate their fair values based upon their nature and size. The carrying amount of the preferred stock warrants liability represents its fair value (see note 3).

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, marketable investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits, certificates of deposit and money market accounts with two major banking institutions in the United States. Deposits in these institutions may exceed the amount of insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company invests in debt instruments and commercial paper of U.S. and foreign corporate issuers, as well as in certificates of deposit and in auction rate securities. To minimize the exposure due to adverse shifts in interest rates, the Company maintained the majority of its investments at a weighted average maturity of one year or less.

Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

The Company is subject to risks common to companies in the medical device industry including, but not limited to, new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability and compliance with government regulations. To sustain profitable operations, the Company must successfully design, develop, manufacture and market its products. There can be no assurance that current products will continue to be accepted in the marketplace. Nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

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

Accounts Receivable

Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Allowance for doubtful accounts was $82 and $31, respectively, at December 31, 2007 and 2006. Doubtful account write-offs have been insignificant during the years ended December 31, 2007, 2006 and 2005.

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

The following table summarizes net revenue by product:

	Years Ended December 31,
	2007	2006	2005
RF generators	$16,328	$13,262	$12,556
ThermaTips and other consumables	45,087	39,436	27,010

Net revenue from products	61,415	52,698	39,566
Services and other	1,686	1,622	1,089

Total net revenue	$63,101	$54,320	$40,655

The following table summarizes net revenue by geographic region:

	Years Ended December 31,
	2007	2006	2005
United States	$32,660	$28,305	$22,751
Asia Pacific	13,350	12,858	9,188
Europe/Middle East	10,875	6,976	4,513
Rest of the world	6,216	6,181	4,203

Total net revenue	$63,101	$54,320	$40,655

Inventories

Inventory is stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is five years for furniture and fixtures, three to five years for machinery and equipment, three years for tooling, and three years for software and computers and equipment. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically five years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2007, there have been no such impairments.

Freestanding Preferred Stock Warrants

Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with SFAS No. 150. Under SFAS No. 150, the outstanding freestanding warrants that are related to the Company’s convertible preferred stock are classified as liabilities on the balance sheet (see Note 3). The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income or other expense. During the year ended December 31, 2006, warrants to purchase 590,329 shares of preferred stock were net exercised into 364,360 shares of convertible preferred stock and then converted into 364,360 shares of common stock in connection with the Company’s initial public offering in November 2006. Additional preferred stock warrants for 27,778 shares of preferred stock were not exercised upon the Company’s initial public offering and were converted into warrants for common stock. At December 31, 2007 and 2006, there were no outstanding warrants to purchase shares of the Company’s convertible preferred stock.

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

The Company’s system sales in the United States typically have post-sale obligations of installation and training. These obligations are fulfilled after product shipment, and in these cases, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-shipment obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company will defer all revenue until all elements are delivered. Since the introduction of the new ThermaCool NXT generator in February 2007, the Company continued to sell ThermaCool TC generator to customers in countries where the Company has not yet obtained approval on the new ThermaCool NXT generator. In accordance with EITF 00-21, the Company has deferred the fair value of the customer’s right to upgrade to the ThermaCool NXT generator until the earlier of final delivery or expiration of such rights.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The Company sells to end-users in the United States and to distributors outside of the United States. Sales to end-users and distributors do not include return rights. The Company typically recognizes revenues upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

The Company offers a three year warranty for systems sold in the United States and a one year replacement parts warranty for systems sold to distributors outside of the United States. The Company also provides a warranty for its consumable products. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The Company also offers customers extended warranty service contracts. Revenue from the sale of extended service contracts is recognized on a straight-line basis over the period of the applicable extended contract. The Company also earns service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of revenue in the statements of operations

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $765, $938 and $788 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Comprehensive Income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments, contributions by, or distributions to stockholders. The Company’s unrealized gain (loss) on marketable investments, net of related taxes, represents the only component of comprehensive income (loss) that is excluded from net income (loss).

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net income (loss) per share attributed to common shares is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock and incremental shares of common stock issuable under employee stock purchase plan and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment (revised 2004) (“SFAS No. 123R”), and SFAS No. 128, Earnings Per Share.

	Years Ended December 31,
	2007	2006	2005
Historical net income (loss) per share:
Numerator
Net income (loss)	$2,780	$(3,909)	$(8,233)

Denominator
Weighted-average common shares outstanding	23,244,000	6,587,976	4,038,302
Less: weighted-average unvested common shares subject to repurchase	(2,969)	(26,328)	(373,312)

Denominator for basic net income (loss) per share	23,241,031	6,561,648	3,664,990
Dilutive effect of potential common stock	1,640,458	—	—
Dilutive effect of common stock subject to repurchase	2,969	—	—

Denominator for diluted net income (loss) per share	24,884,458	6,561,648	3,664,990

Basic net income (loss) per share	$0.12	$(0.60)	$(2.25)

Diluted net income (loss) per share	$0.11	$(0.60)	$(2.25)

The following outstanding options, common stock subject to repurchase, convertible preferred stock, convertible preferred stock warrants, and common stock issuable under the 2006 Employee Stock Purchase Plan were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended December 31,
	2007	2006	2005
Options to purchase common stock	1,494,691	3,272,144	3,347,541
Common stock subject to repurchase	—	6,250	203,959
Convertible preferred stock	—	—	12,042,274
Convertible preferred stock warrants	—	—	628,718
Common stock issuable under Employee Stock Purchase Plan	—	92,039	—

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to non-financial assets and liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 141(R) on its consolidated financial statements and do not expect any significant impact on the results of operations and financial position upon adoption.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and increases in a parent’s controller ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160 on its results of operations and financial position.

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

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The Company adopted FSP 150-5 and accounted for the cumulative effect of the change in accounting principle as of July 1, 2005. For the year ended December 31, 2005, the impact of the change in accounting principle was to increase net loss by $697, or $0.19 per share. There was $1,439 of additional expense recorded in other expense to reflect the increase in fair value between July 1, 2005 and December 31, 2005. The pro forma effect of the adoption of FSP 150-5 on the Company’s results of operations for 2005, if applied retroactively, would be as follows:

Year Ended December 31, 2005
Net income (loss) — as reported	$(8,233)

Net income (loss) — assuming retroactive application of accounting principal	$(8,574)

Net income (loss) allocable to common stockholders — as reported	$(8,233)

Net income (loss) allocable to common stockholders — assuming retroactive application of accounting principle	$(8,574)

Basic net income (loss) per share — as reported	$(2.25)

Basic net income (loss) per share — assuming retroactive application of accounting principle	$(2.34)

Diluted net income (loss) per share — as reported	$(2.25)

Diluted net income (loss) per share — assuming retroactive application of accounting principle	$(2.34)

The Company used the Black-Scholes option pricing model to value the convertible preferred stock warrants at each reporting period and upon initial adoption of FSP 150-5. The weighted average assumptions used to value the preferred stock warrants upon adoption of FSP 150-5 and at the end of each subsequent reporting period were as follows:

	December 31, 2005	July 1, 2005

Risk free interest rate	4.36%	3.74%
Remaining contractual life (in years)	3.42	3.76
Dividend yield	—	—
Expected volatility	54%	55%
Fair value of preferred stock	$9.58	$6.78

During the year ended December 31, 2006, 590,329 shares of preferred stock warrants were net exercised into 364,360 shares of convertible preferred stock and then converted into 364,360 shares of common stock in connection with the Company’s initial public offering in November 2006. Additional preferred stock warrants for 27,778 shares of preferred stock were not exercised upon the Company’s initial public offering and were converted into warrants for shares of common stock. The Company recorded a credit of $836 in interest, warrants and other expenses during the year ended December 31, 2006 to reflect the change in fair value of the preferred stock warrants in 2006.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 4 — BALANCE SHEET DETAIL

Cash, Cash Equivalent and Marketable Investments

The Company considers all highly liquid investments, with an original maturity of three months of less at the time of purchase to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments”. Cash, cash equivalents and marketable investments as of December 31, 2007 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$13,650	$—	$—	$13,650
Corporate and Euro dollar bonds	15,517	9	—	15,526
Medium and short term notes	15,719	10	—	15,729
Certificates of deposit	2,502	—	—	2,502
Auction rate securities	4,950	—	—	4,950

	$52,338	$19	$—	$52,357

Reported as:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Marketable investments	38,688	19	—	38,707

	$52,338	$19	$—	$52,357

As of December 31, 2007, the Company held $4,950 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 28 days. The auction rate securities owned by the Company were rated AA+ by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available-for-sale securities and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates.

The contractual maturities of cash, cash equivalents and marketable investments as of December 31, 2007 are as follows:

Amounts
Due in less than one year	$30,023
Due in 1-3 years	17,384
Due in 3-5 years	—
Due in 5-10 years	—
Due in greater than 10 years	4,950

Total	$52,357

The investments with maturities greater than 10 years represent auction rate securities which were liquidated in February of 2008 without any loss.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Inventories, Net

Inventories, net consist of the following:

	December 31,
	2007	2006
Raw materials	$2,382	$2,134
Work-in-process	931	710
Finished goods	3,326	2,375

	$6,639	$5,219

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2007	2006
Leasehold improvements	$2,340	$2,611
Furniture and fixtures	691	712
Machinery and equipment	3,948	3,403
Software	703	684
Computers and equipment	1,772	1,833

	9,454	9,243
Less: Accumulated depreciation and amortization	(6,454)	(5,605)

	$3,000	$3,638

Depreciation and amortization expense related to property and equipment was $1,386, $2,079 and $1,995 for the years ended December 31, 2007, 2006 and 2005, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
Marketing expenses	$282	$226
Travel and entertainment	276	191
Warranty	577	329
Sales and use tax	162	171
Payroll and related expenses	4,181	3,947
Professional fees	447	269
Fixed assets	30	283
IPO expenses	—	409
Accrued claims	331	477
Accrued inventory purchases	48	294
Other	516	776

	$6,850	$7,372

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Years Ended December 31,
	2007	2006
Balance at beginning of period	$329	$296
Accruals for warranties issued during the period	562	256
Accruals related to pre-existing warranties
(including changes in estimates)	35	58
Settlements made during the period	(349)	(281)

Balance at end of period	$577	$329

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Years Ended December 31,
	2007	2006
Balance at beginning of period	$1,646	$1,442
Payments received	893	1,243
Revenue recognized	(1,068)	(1,039)

Balance at end of period	$1,471	$1,646

The Company incurred costs of $446, $695 and $453 under extended warranty contracts during the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Facility Lease

Commitments

In November 2004, the Company entered into a noncancelable operating lease at its current headquarters facility with an expiration date of September 30, 2007. This lease was renewed in December 2006 for another three years through September 30, 2010. Under the terms of the lease, the Company is responsible for its share of taxes, insurance and common area maintenance costs. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $815, $737 and $739, respectively, net of sublease income of $0, $0 and $92, respectively.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2007 are as follows:

Years Ending December 31,
2008	$989
2009	1,079
2010	835

$2,903

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. The counterclaim was amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

In accordance with its certificate of incorporation, bylaws and individual indemnification agreements, the Company has indemnification obligations to its officers, directors and certain key employees for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such a capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amount paid for future claims.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 7 — COMMON STOCK

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends as and when declared by the board of directors subject to the prior rights of the preferred stockholders.

2006 Employee Stock Purchase Plan

On August 2, 2006, the board of directors adopted the 2006 Employee Stock Purchase Plan. A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2006 Employee Stock Purchase Plan, eligible employees are permitted to purchase common stock through payroll deduction at a price of 85% of the lower market value as of the beginning or the end of the six-month offering period. Shares of common stock will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 900,000 shares; (ii) 2.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or (iii) such other amount as may be determined by the board of directors. Each offering period starts on the first trading day on or after May 15 and November 15 of each year. The Company issued 167,085 and 0 shares of common stock during the years ended December 31, 2007 and 2006, respectively. At December 31, 2006, 541,052 shares remained available for future issuance. In addition, on January 1, 2008, the Company added 472,108 shares to the Plan.

2006 Equity Incentive Plan and 1997 Stock Option Plan

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

Shares of common stock approved under the 2006 Equity Incentive Plan will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 1,800,000 shares; (ii) 3.5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the board of directors. On January 1, 2007, the Company added 826,189 shares to the 2006 Equity Incentive Plan.

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

During the year ended December 31, 2007, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 110,175 shares of restricted stock units to certain employees. The value of the restricted stock award was based on the closing stock market price on the date of award. These restricted stock units generally vest quarterly over four quarters.

Activity under the 1997 Stock Option Plan and 2006 Equity Incentive Plan is summarized as follows:

	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2004	207,946	1,964,237	$1.94
Additional shares reserved	1,200,000	—	—
Options granted	(1,908,049)	1,908,049	4.00
Options exercised	—	(51,446)	2.33
Options repurchased or cancelled	573,299	(473,299)	3.00

Balance, December 31, 2005	73,196	3,347,541	2.96
Additional shares reserved	3,000,000	—	—
Options granted	(2,608,386)	2,608,386	2.78
Options exercised	—	(415,027)	1.11
Options repurchased or cancelled	2,370,840	(2,268,756)	4.02

Balance, December 31, 2006	2,835,650	3,272,144	2.31
Additional shares reserved	801,739	—	—
Options granted	(1,111,600)	1,111,600	8.54
Restricted stock units granted	(110,175)	—	—
Options exercised	—	(475,230)	1.45
Options repurchased or cancelled	394,710	(390,960)	5.33
Restricted stock units cancelled	42,676	—	—

Balance, December 31, 2007	2,853,000	3,517,554	$4.06

Information regarding stock options outstanding at December 31, 2007 and 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Terms (Years)	Aggregate Intrinsic Value
As of December 31, 2006
Options outstanding	3,272,144	$2.31	7.96	$16,145
Options vested and expected to vest	3,062,406	2.23	7.79	15,300
Options vested	1,644,382	1.46	7.12	9,124
As of December 31, 2007
Options outstanding	3,517,554	4.06	7.60	9,548
Options vested and expected to vest	3,481,634	4.04	7.58	9,509
Options vested	1,963,392	$2.65	6.89	7,107

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Included in the above tables are non-employee stock options granted during the years ended December 31, 2007, 2006 and 2005 for 0, 5,000 and 5,000, shares of common stock, respectively. The Company had non-employee stock options outstanding for 40,833, 72,293 and 103,209 shares of common stock, respectively, at December 31, 2007, 2006 and 2005, at weighted average exercise prices of $1.15, $0.59 and $0.65 per share, respectively. The non-employee options outstanding have a weighted average remaining contractual term of 6.08 years and an aggregate intrinsic value of $189 at December 31, 2007.

The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

Options Outstanding				Options Vested and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.45 - $1.00	180,072	4.57	$0.55	179,030	$0.55
1.10 - 1.10	407,107	5.89	1.10	407,107	1.10
1.90 - 1.90	1,625,931	7.25	1.90	1,053,455	1.90
3.00 - 8.18	355,022	9.10	5.38	74,692	3.70
8.34 - 8.72	353,997	8.92	8.69	78,512	8.70
8.90 - 8.90	80,000	9.53	8.90	16,663	8.90
9.05 - 9.05	302,875	9.09	9.05	59,936	9.05
9.10 - 9.10	10,600	9.24	9.10	—	—
9.39 - 9.39	61,000	8.50	9.39	22,872	9.39
11.00 - 11.00	140,950	8.47	11.00	71,125	11.00

	3,517,554	7.60	$4.06	1,963,392	$2.65

The number of outstanding options vested and exercisable at December 31, 2006 was 1,644,382 options with a weighted average exercise price of $1.46 per share.

Stock Option Repricing in 2006

During March 2006, the Company repriced certain stock option awards held by 116 of its employees. Under the terms of this repricing, the Company repriced employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, the employees who were previously granted certain stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, the Company repriced options to purchase 447,565 shares and options to purchase 1,523,035 unvested shares having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, the Company also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. The Company has accounted for the repricing and cancellation transactions as a modification under SFAS No. 123R and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, the Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repriced options,

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

the Company recorded stock compensation expense of $1,421 and $2,008 in the years ended December 31, 2007 and 2006, respectively. The amount of stock based compensation expenses in the year ended December 31, 2006 included incremental compensation cost of $1,605 resulting from the modification.

Stock-based Compensation under APB No. 25

During the years ended December 31, 2006 and 2005, the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. During 2005, in accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options granted and the fair market value of the Company’s stock at the date of grant, determined with hindsight. During the year ended December 31, 2005, the Company recorded deferred stock-based compensation related to these options of $3,865. This deferred stock based compensation is amortized to expense on a straight-line basis over the period during which the Company’s options vest, generally four years. Amortization of deferred stock-based compensation was $2, $191 and $324 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

	Years Ended December 31,
	2007	2006	2005
Dividend yield	—	—	—
Risk-free interest rate	4.29%	4.96%	3.86%
Expected volatility	57%	60%	60%
Contractual life (years)	10	10	10

The weighted average estimate grant date fair values of the non-employee stock options was $3.31 and $3.31 per share for the years ended December 31, 2006 and 2005, respectively.

The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $128, $200 and $132 for the years ended December 31, 2007, 2006 and 2005, respectively.

Adoption of SFAS No. 123R

The Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.47%	4.77%
Expected volatility	54%	55%
Expected term (years)	4.18	4.25

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The assumptions used to value employee stock purchase plan (“ESPP”) shares during the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.63%	5.16%
Expected volatility	50%	51%
Expected term (years)	0.51	0.52

Total employee stock-based compensation expenses recorded under SFAS123R during the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
Stock-based compensation expense under SFAS No. 123R:
Employee stock-based compensation expense	$3,327	$3,070
Employee stock purchase plan	330	56
Restricted stock units	1,011	—

Total stock-based compensation under SFAS No. 123R	$4,668	$3,126

During the years ended December 31, 2007 and 2006, the Company granted stock options to purchase an aggregate of 1,111,600 and 2,608,386 shares of common stock with an estimated weighted-average grant-date fair value of $4.07 and $8.79 per share, respectively. The amounts for 2006 include new grants and the options that were repriced during March 2006. The total fair value of options that vested during the years ended December 31, 2007 and 2006 was $6,411 and $3,757, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $3,112 and $3,986, respectively. Net cash proceeds from the exercise of stock options were $690 and $460 for the years ended December 31, 2007 and 2006, respectively.

Employee stock-based compensation expense recognized under SFAS No. 123R in the years ended December 31, 2007 and 2006 was $4,668 and $3,126, respectively. The expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2007, the Company had $7,233 of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock options that will be recognized over a remaining weighted-average period of 2.6 years.

At December 31, 2007, the unrecognized compensation cost related to ESPP shares was $92, which will be recognized using the straight-line attribution method over 0.4 years. The weighted average estimated fair values of each stock issuance under the ESPP for the years ended December 31, 2007 and 2006 was $2.02 and $2.14 per share, respectively.

At December 31, 2007, the unrecognized compensation cost related to restricted stock unit awards was $53, which will be recognized using the straight-line attribution method over 0.75 years. The weighted average estimated fair values of each restricted stock unit issuance for the year ended December 31, 2007 was $10.56 per share.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Years Ended December 31,
	2007	2006	2005
Cost of revenue	$288	$73	$4
Sales and marketing	1,796	1,306	216
Research and development	903	666	124
General and administrative	1,811	1,472	112

Total stock-based compensation expense	$4,798	$3,517	$456

NOTE 8 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of income (loss) for the periods presented are as follows:

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$2,780	$(3,909)	$(8,233)
Unrealized gain on marketable investments, net of tax	19	—	—

Comprehensive income (loss)	$2,799	$(3,909)	$(8,233)

NOTE 9 — NOTES RECEIVABLE FROM STOCKHOLDERS

In September 2003, a director exercised common stock options to purchase 250,000 shares of restricted common stock at $0.45 per share. The options were originally granted during the year ended December 31, 2002. During 2003, the Company permitted the officer to exercise the option award with a full-recourse note bearing interest at 3.31% per annum. Principal and interest is due on September 22, 2012. In July 2006, the note holder resigned as a director from the Company. In August 2007, the note holder repaid the balance of the note in the amount of $112 plus accrued interest of $15.

NOTE 10 — LITIGATION SETTLEMENT GAIN

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

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 11 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$171	$—	$—
State	100	—	—

Total provision for income taxes	$271	$—	$—

The Company’s deferred tax asset consists of the following:

	December 31,
	2007	2006
Net operating loss carryforwards	$9,924	$12,814
Research and development and alternative minimum tax credits	1,855	2,010
Other	1,906	1,975

Total deferred tax assets	13,685	16,799
Less: valuation allowance	(13,685)	(16,799)

Net deferred tax asset	$—	$—

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2007	2006	2005
Tax at federal statutory rate	34.00%	(34.00)%	(34.00)%
State, net of federal benefit	4.02%	(5.83)%	(5.83)%
Meals and entertainment	3.15%	2.56%	0.89%
Other	5.34%	1.45%	0.01%
Benefit for research and development credit	(10.31)%	(3.95)%	(5.62)%
Stock-based compensation	33.24%	35.84%	2.40%
Preferred stock warrant liabilities	—	(1.42)%	7.58%
Tax reserves	3.54%	—	—
Change in valuation allowance	(64.09)%	5.35%	34.57%

Provision for taxes	8.89%	0.00%	0.00%

Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against its net deferred tax asset at December 31, 2007 and 2006. The valuation allowance decreased by $3,114 and increased by $209 and $2,611 during the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $27,400 and $17,100 for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2011 for federal and in 2010 for state purposes.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

As of December 31, 2007, the Company has research and development credit carryforwards of approximately $1,000 and $600 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2011. The California tax credit can be carried forward indefinitely.

The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and de-recognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. At the adoption date of January 1, 2007, the Company had approximately $800 of unrecognized tax benefits, of which $100 would have affected the Company’s effective tax rate, if recognized. Accordingly, the Company recognized a liability for income taxes associated with uncertain tax positions of $100, with a corresponding charge to beginning balance of accumulated deficit as of January 1, 2007. Additionally, the Company decreased deferred tax asset and its associated valuation allowance by $700.

A reconciliation of the January 1, 2007 through December 31, 2007 amount of unrecognized tax benefits is as follows:

Beginning balance at January 1, 2007	$800
Increases (decreases) of unrecognized tax benefits taken in prior years	—
Increases (decreases) of unrecognized tax benefits related to current year	210
Increases (decreases) of unrecognized tax benefits related to settlements	—
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—

Ending balance at December 31, 2007	$1,010

At December 31, 2007, the Company had $1,010 of unrecognized tax benefits, of which, $208 would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months. The Company will recognize interests and penalties, when they occur, related to unrecognized tax benefits as a component of income taxes. Interest and penalties are insignificant at December 31, 2007.

The Company is subject to taxation in the U.S. and in various states. Generally, with a few exceptions, the tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The State of California has recently completed an examination of the Company’s California tax return for the years 2003 and 2004 with no proposed adjustments.

NOTE 12 — EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. The Company made no contributions under this plan for the years ended December 31, 2007, 2006 and 2005.

Thermage, Inc.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 13 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007, 2006 and 2005, the Company paid $75 each year to a member of its board of directors under the terms of a consulting agreement.

NOTE 14 — SUBSEQUENT EVENTS

The Company liquidated its $4,950 position in auction rate securities in February 2008. The Company did not realize any gains or losses as a result of such liquidation.

NOTE 15 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly financial results:

	Quarters Ended
	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006

Net revenue	$16,582	$13,865	$17,499	$15,155	$14,751	$12,507	$14,631	$12,431
Cost of revenue	3,895	3,111	4,818	4,152	4,087	3,493	3,901	3,778

Gross margin	12,687	10,754	12,681	11,003	10,664	9,014	10,730	8,653

Operating expenses:
Sales and marketing	6,990	6,016	6,815	6,374	6,136	5,785	6,301	5,849
Research and development	2,119	2,282	2,232	2,466	2,510	2,189	2,563	2,377
General and administrative	3,138	2,695	2,784	2,683	2,628	2,688	2,393	2,264

Total operating expenses	12,247	10,993	11,831	11,523	11,274	10,662	11,257	10,490

Income (loss) from operations	440	(239)	850	(520)	(610)	(1,648)	(527)	(1,837)
Interest and other income	674	662	598	586	393	135	126	114
Interest, warrants and other income (expense)	—	—	—	—	1,606	(33)	(579)	(1,049)

Income (loss) before income taxes	1,114	423	1,448	66	1,389	(1,546)	(980)	(2,772)
Provision for income taxes	(124)	—	(140)	(7)	—	—	—	—

Net income (loss)	$990	$423	$1,308	$59	$1,389	$(1,546)	$(980)	$(2,772)

Basic income (loss) per share	$0.04	$0.02	$0.06	$0.00	$0.00	$(0.36)	$(0.23)	$(0.68)

Diluted income (loss) per share	$0.04	$0.02	$0.05	$0.00	$0.00	$(0.36)	$(0.23)	$(0.68)

SCHEDULE II

THERMAGE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2005	$—	$29	$—	$29
Year ended December 31, 2006	$29	$2	$—	$31
Year ended December 31, 2007	$31	$79	$28	$82
Reserve for excess and obsolete inventory
Year ended December 31, 2005	$725	$548	$292	$981
Year ended December 31, 2006	$981	$139	$747	$373
Year ended December 31, 2007	$373	$479	$165	$687

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d - 15 (f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures my deteriorate.

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issue by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(3)	Exhibits

Exhibit Number	Description
3.2[1]	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.4[1]	Bylaws of the Registrant as currently in effect.
4.1[1]	Specimen Common Stock certificate of the Registrant.
4.2[1]	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.
10.1[1]	Form of Indemnification Agreement for directors and executive officers.
10.2[1]	1997 Stock Option Plan.
10.3[1]	2006 Equity Incentive Plan.
10.4[1]	2006 Employee Stock Purchase Plan.
10.5[1]

Sublease Agreement dated September 7, 2004 by and between the Registrant and iAnywhere Solutions, Inc. for office space located at 25881 and 25901 Industrial Boulevard, Hayward, California and exhibits thereto.

10.6[1]	Development and Supply Agreement dated October 1, 1997 by and between the Registrant and Stellartech Research Corporation and the amendments thereto.
10.7[1]	Service Agreement dated January 14, 2003 by and between the Registrant and Stellartech Research Corporation.
10.8[1]	Patent License and Settlement Agreement dated June 3, 2005 by and between the Registrant and Syneron.
10.9[1]	Restated and Amended Consulting Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D. and the amendments thereto.
10.10[1]	Restated and Amended Intellectual Property Assignment and License Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D.
10.11[1]	Employment Agreement dated January 7, 2005 by and between the Registrant and Stephen J. Fanning.
10.12[1]	Severance Benefit Plan effective as of February 1, 2005.
10.13[1]	Severance Agreement and Release dated March 23, 2005 by and between the Registrant and Keith L. Mullowney.
10.14[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock Units under the 2006 Equity Incentive Plan.
10.15[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock under the 2006 Equity Incentive Plan.
10.16[2]	Form of Notice of Grant for, and Terms and Conditions of, Stock Options under the 2006 Equity Incentive Plan.
10.17[3]	Employment Agreement dated November 5, 2007 by and between the Registrant and John F. Glenn
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 89).
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

Exhibit Number	Description
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.
[2]	Incorporated by reference from our Current Report on Form 8-K dated February 13, 2007.
[3]	Incorporated by reference from our Current Report on Form 8-K dated January 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 14th day of March 2008.

THERMAGE, INC.

By:	/s/ STEPHEN J. FANNING
Stephen J. Fanning President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen J. Fanning and John F. Glenn, his attorney-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN J. FANNING Stephen J. Fanning	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ JOHN F. GLENN John F. Glenn	Chief Financial Officer	March 14, 2008

/s/ HAROLD L. COVERT Harold L. Covert	Director	March 14, 2008

/s/ EDWARD W. KNOWLTON, MD Edward W. Knowlton, MD	Director	March 14, 2008

/s/ CATHY L. MCCARTHY Cathy L. McCarthy	Director	March 14, 2008

/s/ MARTY MORFITT Marty Morfitt	Director	March 14, 2008

/s/ MARK M. SIECZKAREK Mark M. Sieczkarek	Director	March 14, 2008