Form 10-Q
period 2008-03-31
THERMAGE INC
filed 2008-05-12
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 23,808,988 shares of the registrant’s common stock were outstanding.

THERMAGE, INC.

“Thermage,” “ThermaCool,” “ThermaCool TC,” “NXT” and “ThermaCool NXT” are registered trademarks in the United States and several other countries. ThermaTip, Body by Thermage, Face by Thermage, Eyes by Thermage, Tummy by Thermage, Hands by Thermage and Cellulite Procedures by Thermage are unregistered trademarks. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$9,691	$13,650
Marketable investments	40,520	38,707
Accounts receivable, net	6,630	4,809
Inventories, net	6,069	6,639
Prepaid expenses and other current assets	1,870	1,782

Total current assets	64,780	65,587
Property and equipment, net	3,070	3,000
Other assets	139	140

Total assets	$67,989	$68,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,808	$1,341
Accrued liabilities	6,628	6,850
Current portion of deferred revenue	1,582	1,544
Customer deposits	12	18

Total current liabilities	10,030	9,753
Deferred rent, net of current portion	93	47
Deferred revenue, net of current portion	563	601
Other liabilities	215	208

Total liabilities	10,901	10,609

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized 23,695,617 and 23,605,415 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	100,670	99,588
Deferred stock-based compensation	(3)	(4)
Accumulated other comprehensive income	143	19
Accumulated deficit	(43,746)	(41,509)

Total stockholders’ equity	57,088	58,118

Total liabilities and stockholders’ equity	$67,989	$68,727

(1)	December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$16,231	$15,155
Cost of revenue	4,358	4,152

Gross margin	11,873	11,003

Operating expenses
Sales and marketing	7,422	6,374
Research and development	2,731	2,466
General and administrative	4,552	2,683

Total operating expenses	14,705	11,523

Loss from operations	(2,832)	(520)
Interest and other income	603	586

Income (loss) before income taxes	(2,229)	66
Provision for income taxes	(8)	(7)

Net income (loss)	$(2,237)	$59

Net income (loss) per share:
Basic and diluted	$(0.09)	$0.00

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	23,630,842	22,978,331

Diluted	23,630,842	24,792,543

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows used in operating activities
Net income (loss)	$(2,237)	$59
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	402
Amortization of premium on marketable investments	50	—
Loss on disposal on property, plant and equipment	2	—
Stock-based compensation	979	1,261
Allowance for doubtful accounts	23	(24)
Reserve for excess and obsolete inventory	69	(9)
Change in assets and liabilities
Accounts receivable	(1,844)	(1,980)
Inventories	473	(653)
Prepaid expenses and other current assets	(88)	220
Other non-current assets	1	(18)
Accounts payable	467	(31)
Accrued and other liabilities	(242)	(1,613)
Deferred revenue	—	308
Customer deposits	(6)	14
Deferred rent	46	(19)

Net cash used in operating activities	(1,976)	(2,083)

Cash flows used in investing activities
Acquisition of property and equipment	(351)	(9)
Purchase of marketable investments	(6,689)	—
Proceeds from sale of marketable investments	4,950	—

Net cash used in investing activities	(2,090)	(9)

Cash flows provided by (used in) financing activities
Proceeds from exercise of stock options	107	94
Payments of capitalized IPO related costs	—	(409)

Net cash provided by (used in) financing activities	107	(315)

Net decrease in cash and cash equivalents	(3,959)	(2,407)
Cash and cash equivalents at beginning of period	13,650	45,915

Cash and cash equivalents at end of period	$9,691	$43,508

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

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The condensed balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form10-K.

Adoption of SFAS No. 157 and SFAS No. 159

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosure on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year, as it relates to non-financial assets and liabilities. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact to the Company’s financial position, results of operations or cash flow. See Note 4 under the caption of cash, cash equivalents and marketable investments for further discussion and disclosure.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively. The Company has not expanded its eligible items subject to the fair value option under SFAS No. 159.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K filed on March 14, 2008, and have not changed since December 31, 2007, with the exception of adoption of SFAS No. 157 and SFAS No. 159.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of radiofrequency based equipment for the aesthetics market. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

The following table summarizes net revenue by product:

	Three Months Ended March 31,
	2008	2007
RF generators	$4,418	$3,892
ThermaTips and other consumables	11,394	10,840

Net revenue from products	15,812	14,732
Services and other	419	423

Total net revenue	$16,231	$15,155

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2008	2007
United States	$8,237	$7,633
Asia Pacific	3,521	3,228
Europe/Middle East	3,056	2,655
Rest of the world	1,417	1,639

Total net revenue	$16,231	$15,155

NOTE 2 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights, incremental shares of common stock issuable upon the exercise of stock options and warrants, incremental shares of common stock issuable under employee stock purchase plans and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment (revised 2004), or (“SFAS 123R”), and SFAS No. 128, Earnings Per Share.

	Three Months Ended March 31,
	2008	2007
Historical net income (loss) per share:
Numerator
Net income (loss)	$(2,237)	$59

Denominator
Weighted-average common shares outstanding	23,630,842	22,983,956
Less: weighted-average unvested common shares subject to repurchase	—	(5,625)

Denominator for basic net income (loss) per share	23,630,842	22,978,331
Dilutive potential common shares used in computing diluted net income per share	—	1,814,212

Denominator for diluted net income (loss) per share	23,630,842	24,792,543

Basic net income (loss) per share	$(0.09)	$0.00

Diluted net income (loss) per share	$(0.09)	$0.00

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock	4,559,058	1,210,264
Warrants to purchase common stock	27,778	—
Common stock issuable under Employee Stock Purchase Plan	60,781	—
Restricted stock units	5,000	46,128

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, effective for fiscal years beginning after November 15, 2008, as it relates to non-financial assets and liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: a. How and why an entity uses derivative instruments, b. How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c. How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has not determined, the effect, if any, the adoption of this statement will have on its results of operations or financial position.

NOTE 4 — BALANCE SHEET DETAIL

Cash, Cash Equivalent and Marketable Investments

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments”. Cash, cash equivalents and marketable investments consist of the following:

March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$9,691	$—	$—	$9,691
Corporate and Euro dollar bonds	18,396	127	—	18,523
Medium and short term notes	19,480	9	—	19,489
Certificates of deposit	2,501	7	—	2,508

	$50,068	$143	$—	$50,211

Reported as:
Cash and cash equivalents	$9,691	$—	$—	$9,691
Marketable investments	40,377	143	—	40,520

	$50,068	$143	$—	$50,211

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$13,650	$—	$—	$13,650
Corporate and Euro dollar bonds	15,517	9	—	15,526
Medium and short term notes	15,719	10	—	15,729
Certificates of deposit	2,502	—	—	2,502
Auction rate securities	4,950	—	—	4,950

	$52,338	$19	$—	$52,357

Reported as:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Marketable investments	38,688	19	—	38,707

	$52,338	$19	$—	$52,357

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its cash, cash equivalents and marketable investments at fair value.

The Company’s cash equivalents and marketable investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Fair value hierarchy of the Company’s cash equivalents and marketable investments at fair value in connection with our adoption of SFAS No. 157 is as follows:

		Fair Value Measurements at Reporting Date using
	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market accounts	$8,728	$8,728	$—
Corporate and Euro dollar bonds	18,523	—	18,523
Medium and short term notes	19,489	—	19,489
Certificates of deposit	2,508	—	2,508

Inventories, Net

Inventories, net consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$2,556	$2,382
Work-in-process	440	931
Finished goods	3,073	3,326

	$6,069	$6,639

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
Marketing expenses	$255	$282
Travel and entertainment	234	276
Warranty	586	577
Sales and use tax	247	162
Payroll and related expenses	2,868	4,181
Professional fees	1,324	447
Fixed assets	53	30
Accrued claims	336	331
Accrued inventory purchases	154	48
Other	571	516

	$6,628	$6,850

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$577	$329
Accruals for warranties issued during the period	121	153
Accruals related to pre-existing warranties (including changes in estimates)	—	29
Settlements made during the period	(112)	(73)

Balance at end of period	$586	$438

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$1,471	$1,646
Payments received	193	319
Revenue recognized	(239)	(278)

Balance at end of period	$1,425	$1,687

The Company incurred costs of $114 and $126 under extended warranty contracts during the three months ended March 31, 2008 and 2007, respectively.

NOTE 6 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

In accordance with its certificate of incorporation, bylaws and individual indemnification agreements, the Company has indemnification obligations to its officers and directors and certain key employees for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such a capacity. There have been no claims to date and the Company has a director and officer insurance policy that enables it to recover a portion of any amount paid for future claims.

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

	Three Months Ended March 31,
	2008	2007
Net income (loss)	($2,237)	$59
Unrealized gain on marketable investments, net of tax	124	—

Comprehensive income (loss)	($2,113)	$59

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$43	$99
Sales and marketing	418	482
Research and development	133	312
General and administrative	385	368

Total stock-based compensation expense	$979	$1,261

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that ThermaTip sales will continue to increase as a result of greater demand; introduction of new treatment procedures and associated treatment tips in the future; increase in average selling price; sales organization growth; growth in international sales and expansion into new international markets; increase operating expenses for research and development; increase general and administrative expenses to support overall business and for regulatory compliance requirements; proportionately larger increase in sales and marketing expenses; and our belief that our cash, cash equivalents and marketable investments will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our ThermaCool system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received FDA clearance to market our ThermaCool system for treatment of wrinkles and rhytids for the upper and lower eyelids. In January 2008, we received FDA clearance to market a multiplex treatment tip and associated handpiece. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator with cooling capability and a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. We offer a variety of ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. As of March 31, 2008, we had an installed base of 2,485 ThermaCool RF generators and had sold approximately 516,000 ThermaTips.

Significant Business Trends

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For the years ended December 31, 2006 and 2007 and the three months ended March 31, 2007 and 2008, we derived 73%, 71%, 72% and 70% respectively, of our revenue from ThermaTip and other consumable sales, and 24%, 26%, 26% and 27% respectively, of our revenue from ThermaCool RF generator sales. The balance of our revenue is derived from product service and shipping. In February 2007, we introduced and began shipment of the ThermaCool NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve patient comfort compared to our prior generator. Since the introduction of the ThermaCool NXT generator, customer demand for upgrade from the older generation product was higher than expected. During the first quarter of 2007, we sold 147 generators, which included sales of 103 systems to new customers and sales of 44 systems as upgrades to existing customers. During the first quarter of 2008, we sold 163 generators, which included sales of 86 systems to new customers and sales of 77 systems as upgrades to existing customers. The 86 systems sold in 2008 to new customers is in line with our expectation to sell approximately 400 ThermaCool NXT systems to new customers worldwide in 2008. During 2007, we launched four new procedures and associated treatment tips, including Hands by Thermage, Lips by Thermage, the premium ThermaTip STC for skin tightening and contouring, and ThermaTip DC for deep contouring and body shaping. In the first quarter of 2008, we introduced the Cellulite Procedure by Thermage and its associated treatment tip, ThermaTip CL. As a result of the introduction of new treatment tips in 2007 and the first quarter of 2008, we have seen a gradual increase in the average selling price of our treatment tips. In addition in the first quarter of 2008, we launched our Infinity Program, a purchasing plan that provides more flexibility for our U.S. customers. Under the Infinity Program, a customer may sign up for our Partner Plan, which is a six-month plan that provides a set number of monthly treatment tips and consumable products at a fixed monthly price. As a result of payment terms extended to certain of our U.S. customers under the Infinity Program, accounts receivable balance and associated days sales outstanding as of March 31, 2008 were higher than historical trends.

We market the ThermaCool system, including our single-use ThermaTips in the United States to physicians, primarily dermatologists and plastic surgeons, through a direct sales force, and internationally in 83 countries through a network of 35 distributors. Our sales force trains physicians on the proper use of the ThermaCool system and maintains frequent interaction with these customers to promote repeat sales of our disposable ThermaTip products. In the years ended December 31, 2006 and 2007 and the three months ended March 31, 2007 and 2008, we derived 52%, 52%, 50% and 51%, respectively, of our revenue from sales of our products and services within the United States, and 48%, 48%, 50% and 49%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Three Months Ended March 31,
	2008	2007
United States	51%	50%
Asia Pacific	21%	21%
Europe/Middle East	19%	18%
Rest of the world	9%	11%

Total net revenue	100%	100%

During the last quarter of 2007, we began to execute our plans to expand our U.S. sales force to better address customer needs. Our plan included expansion of our U.S. sales force by about 50% in headcount and its segmentation into two groups, with about two-thirds of the sales force focusing on existing customers on sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts. Consequently, we expect a proportionately larger increase in sales and marketing expenses to promote revenue growth and geographic expansion. We continue to expect our operating expenses to increase in the future for research and development of new products and technologies, and increased general and administrative expenses to support our overall business and for regulatory compliance requirements.

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

Significant Industry Factors

The growth of our business relies on continued growth of the industry, our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology and products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. We have in the past noticed brief fluctuations both in demand for our products and in demand for our Thermage procedure, as well as in traffic to our website, following media coverage and promotional campaigns. We experience frequent positive, negative and neutral media coverage throughout a fiscal quarter. Our sales are also impacted by other factors outside of our control, such as prior patient and practicing physician recommendations. Consequently, while we believe that media exposure and other factors outside of our direct control play a role in our long-term success, to date we have not been able to quantify the impact of particular media exposure or media exposure in general, and have not observed any material effect, positive or negative, on our quarterly financial results of operations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Form 10-Q.

Results of Operations

Three Months Ended March 31, 2007 and 2008

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $1.0 million, or 7%, from $15.2 million to $16.2 million for the three months ended March 31, 2007 and 2008, respectively. The increase in sales was primarily driven by sales of ThermaCool RF generators. Sales of ThermaCool RF generators increased $0.5 million, or 14%, from $3.9 million to $4.4 million for the three months ended March 31, 2007 and 2008, respectively. The increase in revenue in systems was primarily due to an increase in total quantity of systems sold, as well as a slight increase in average selling price of such systems. Sales of ThermaTips and other consumable products increased $0.6 million, or 5% from $10.8 million to $11.4 million for the three months ended March 31, 2007 and 2008, respectively. The increase in revenue was primarily due to higher average selling price of ThermaTips, driven by the recently launched premium ThermaTip STC for skin tightening and contouring, the ThermaTip DC for deep contouring and body shaping and the newly launched ThermaTip CL, for Cellulite, partially offset by lower quantity of ThermaTips sold during the three months ended March 31, 2008. During the three months ended March 31, 2008, revenue derived from sales under the Partner Plan totaled more than 30% of the U.S. ThermaTips and other consumables revenue.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 73.2% of revenue in the first quarter of 2008, compared with 72.6% of revenue in the first quarter of 2007. The increase in gross margin as a percent of revenue in 2008 was primarily due to higher margins realized in ThermaTip sales, driven by higher average selling price, which was partially offset by sales of more lower-margin upgrades to systems and unfavorable overhead absorption due to lower than planned production volume.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and user meetings, trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $1.0 million, or 16%, from $6.4 million to $7.4 million for the three months ended March 31, 2007 and 2008, respectively. The increase in 2008 was primarily attributable to increased headcount and related personnel and travel and entertainment expenses as a result of our expansion of the U.S. sales force, which was partially offset by lower discretionary marketing expenses and stock-based compensation expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $0.2 million, or 11%, from $2.5 million to $2.7 million for the three months ended March 31, 2007 and 2008, respectively. The increase in research and development expenses was primarily from higher employee-related expenses and clinical study, partially offset by lower stock-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased by $1.9 million, or 70%, from $2.7 million to $4.6 million for the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. We incurred approximately $1.0 million in outside advisory fees pursuing this acquisition. The remaining increase from the prior year quarter were due to an increase of $0.4 million in professional fees associated with compliance, and an increase of $0.3 million in legal fees incurred related to patents.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances. Interest and other income remained at $0.6 million during the three months ended March 31, 2007 and 2008.

Provision for Income Taxes. Provision for income taxes was $7,000 and $8,000 for the three months ended March 31, 2007 and 2008, respectively. The provision for income taxes for the three months ended March 31, 2008 represented additions to FIN 48 reserves. We did not recognize any tax benefits in relation to the loss before income taxes as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three months ended March 31, 2007 and 2008, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$43	$99
Sales and marketing	418	482
Research and development	133	312
General and administrative	385	368

Total stock-based compensation expense	$979	$1,261

Liquidity and Capital Resources

On March 31, 2008, we had working capital of $54.8 million, which consists primarily of $9.7 million in cash and cash equivalents and $40.5 million in marketable investments.

We have not demonstrated sustained profitability even though we had five consecutive quarters of profitable results through 2007. Prior to our initial public offering in November 2006, we funded our operations principally from the issuance of our preferred stock that resulted in aggregate net proceeds of $45.2 million and from working capital lines totaled approximately $5.0 million. We raised approximately $38.3 million, net of underwriting discounts, commissions and other offering costs from our initial public offering. Upon the completion of our initial public offering, we repaid the outstanding balance and interest on the working capital lines.

Net Cash Used in Operating Activities. Net cash used in operating activities was $2.0 million in the three months ended March 31, 2008, compared with net cash used of $2.1 million in the same period a year ago. During 2008, $0.8 million net cash was used in net loss after adjusting for non-cash items. An additional $1.2 million of net cash was used in changes in assets and liabilities. Cash used in changes in assets and liabilities was primarily from $1.8 million of increased accounts receivable, which was partially offset by $0.5 million cash provided as a result of a decrease in inventory and $0.5 million cash provided as a result of an increase in accounts payable. The increase in accounts receivable was due to a higher percentage of sales volume that occurred towards in the latter part of the quarter, as well as the impact of providing more flexible payment terms to certain U.S. customers under our Infinity Program in the first quarter of 2008. During 2007, $1.7 million of net cash was provided from net income after adjusting for non-cash items, which was fully offset by $3.8 million of net cash used in changes in assets and liabilities. Cash used in changes in assets and liabilities was primarily from $2.0 million of increased accounts receivable, the result of increased revenue; $1.6 million decrease in accrued and other liabilities, due to payment of annual bonuses; $0.7 million increase in inventory, to support the new ThermaCool NXT generator launch; offset by $0.3 million increase in deferred revenue, a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the new ThermaCool NXT generator.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.1 million and $9,000 for the three months ended March 31, 2008 and 2007, respectively. The Company began to purchase marketable investments during the third quarter of 2007.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $0.1 million in the three months ended March 31, 2008 compared with net cash used of $0.3 million in the three months ended March 31, 2007. During the first quarter of 2008, cash was provided by proceeds from exercise of stock options. During the first quarter of 2007, cash was used for payment of capitalized IPO costs of $0.4 million, partially offset by proceeds from exercise of stock options.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, effective for fiscal years beginning after November 15, 2008, as it relates to non-financial assets and liabilities. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: a. How and why an entity uses derivative instruments, b. How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and c. How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. We have not determined, the effect, if any, the adoption of this statement will have on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds and certificates of deposit. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2008 would have potentially declined by $350,000. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony systems infringe 10 Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We may not be able to achieve sustainable profitability even if we are able to generate significant revenue.

While we have had five consecutive quarters of profitable results through the end of 2007, we incurred a loss of $2.2 million in the three months ended March 31, 2008. In the past, we have expanded our business and increased our expenses in order to grow revenue. We expect this trend to continue for the foreseeable future. For example, in order to promote revenue growth and geographic expansion, during the fourth quarter of 2007, we began to execute a plan to increase our U.S. sales force by about 50% in headcount. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock.

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

In addition, we expect to continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We incurred approximately $1.0 million pursuing such a strategic acquisition in the three months ended March 31, 2008, which negatively impacted our financial performance during the quarter. We may incur similar expenses in future periods as we continue to evaluate potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

If there is not sufficient patient demand for Thermage procedures, practitioner demand for our ThermaCool system, including our single-use ThermaTips, could drop, resulting in unfavorable operating results.

Most procedures performed using our ThermaCool system are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo a Thermage procedure is thus driven by consumer demand. Our business is sensitive to a number of factors that influence the level of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. Consumer demand may be influenced by a number of factors, such as:

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

In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. We commercially introduced the Cellulite Procedure by Thermage TM and ThermaTip CL product in the first quarter of 2008. We have not previously marketed our system to reduce the appearance of cellulite, and our anticipated marketing and training efforts may not be successful in encouraging physicians and patients to adopt this new procedure in commercially meaningful numbers. We expect to face significant competition in the area of cellulite products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our cellulite product sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses relating to this new product opportunity without achieving commercial success, which could harm our business and our competitive position.

We are totally dependent upon the success of our ThermaCool system, which has a limited commercial history. If the ThermaCool system fails to increase market acceptance, our business will suffer.

We introduced our ThermaCool system in 2002, and expect that sales of our ThermaCool system, including our line of single-use ThermaTips, will account for substantially all of our revenue for the foreseeable future. We expect to continue to expand our line of ThermaTips for new applications. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our ThermaCool system may not significantly penetrate current or new markets. If demand for the ThermaCool system does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We incurred approximately $1.0 million pursuing such a strategic acquisition in the three months ended March 31, 2008, which negatively impacted our financial performance during the quarter. We may incur similar expenses in future periods as we continue to evaluate potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods. In addition, we may not be able to successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the evaluation, negotiation and integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. We have not acquired companies or products in the past. If we decide to expand our product offerings, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish funds available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions or collaborative projects.

We are involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. In April 2007, Alma filed a complaint in federal court in Delaware seeking a declaratory judgment of non-infringement, and invalidity of nine of Thermage’s U.S. patents. On June 20, 2007, we filed an answer to this complaint and counterclaims, alleging that Alma infringed one or more claims of ten of Thermage’s U.S. patents. Our counterclaims were subsequently amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. Among other things, our counterclaim alleges that both Alma’s Harmony and Accent XL systems infringe our patents. In addition to damages and attorney fees, we have asked the court to enjoin Alma from engaging in further infringement. Alma has responded to all our counterclaims by denying infringement and alleging invalidity of all eleven U.S. patents asserted by us. The litigation is active and discovery is ongoing. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of March 31, 2008, we had 32 issued U.S. patents and 19 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Developing and promoting new applications for our ThermaCool system are elements of our growth strategy. We currently have FDA clearance in the U.S. to market our system for the non-invasive treatment of wrinkles and rhytids, and for the temporary improvement in the appearance of cellulite. These clearances restrict our ability to market or advertise our ThermaCool system for many specific indications, which could affect our growth. We intend to expand our line of ThermaTips for new applications and conditions. We are in the process of seeking, and intend to continue to seek, clearances from the FDA to expand our marketing efforts. We cannot predict whether we will receive such clearances. Future indications may be more difficult to obtain. The FDA may require us to conduct clinical trials to support a regulatory clearance or approval, which trials may be time-consuming and expensive, and may produce results that do not result in approval of our FDA application. In the event that we do not obtain additional FDA clearances, our ability to promote our ThermaCool system in the United States and to grow our revenue may be adversely affected.

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

We rely on a direct sales force to sell our ThermaCool system in the United States. During the fourth quarter of 2007, we began to expand and realign our U.S. sales force to better address customer needs. We began to execute our plan to increase our U.S. sales force by about 50% in headcount and realign resources into two groups, with about two-thirds of the sales force focusing on existing customers on sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts. As the Company grows, we expect to grow or realign, if necessary, our sales organization to meet our anticipated sales objectives. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

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

International sales accounted for 48% of our revenue for the year ended December 31, 2007, and 49% of our revenue for the three months ended March 31, 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We outsource the repair of our first generation RF generator to a single repair subcontractor, Stellartech. If Stellartech’s operations are interrupted, we may be limited in our ability to repair equipment. Stellartech is dependent on trained technical labor to effectively repair our ThermaCool RF generator. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its repair operations could be halted and our ability to repair first generation ThermaCool systems would be impaired.

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

The cooling capability of our ThermaCool RF generators relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs and place certain restrictions which became effective in July 2007 on the import of R134a, and new products that utilize R134a. Our research and development staff continues to develop an alternative cooling system to address changing environmental regulations. We have also put in place a solution for the European Union import restrictions. If we are unable to develop an alternative cooling system for our device in a timely or cost-effective manner, our ThermaCool system may not be in compliance with changing environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

Our ThermaCool system is a medical device that is subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from one to three months, but it can last significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

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

Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to maintain disclosure controls and procedures and adequate internal control over financial reporting. Under such requirements, we much furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. The effectiveness of our controls and procedures may in the future be affected by a variety of factors, including:

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

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of sales of our ThermaCool system;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	hiring or departure of executive officers or key employees;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	developments in our industry;

•	media exposure of our ThermaCool system or products of our competitors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 76.2 million shares will be available for future issuance, and 10,000,000 shares of preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.3	2006 Equity Incentive Plan, as amended by the Board of Directors on April 18, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.3	2006 Equity Incentive Plan, as amended by the Board of Directors on April 18, 2008.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).