Form 10-Q
period 2008-06-30
THERMAGE INC
filed 2008-08-11
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated Filer ☐	Accelerated filer ☒

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, 24,057,410 shares of the registrant’s common stock were outstanding.

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

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$15,358	$13,650
Marketable investments	36,882	38,707
Accounts receivable, net	7,079	4,809
Inventories, net	5,855	6,639
Prepaid expenses and other current assets	1,438	1,782

Total current assets	66,612	65,587
Property and equipment, net	2,876	3,000
Other assets	142	140

Total assets	$69,630	$68,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,263	$1,341
Accrued liabilities	5,588	6,850
Current portion of deferred revenue	1,483	1,544
Customer deposits	35	18

Total current liabilities	8,369	9,753
Deferred rent, net of current portion	100	47
Deferred revenue, net of current portion	570	601
Other liabilities	222	208

Total liabilities	9,261	10,609

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized 24,057,202 and 23,605,415 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	102,164	99,588
Deferred stock-based compensation	(3)	(4)
Accumulated other comprehensive income	(109)	19
Accumulated deficit	(41,707)	(41,509)

Total stockholders’ equity	60,369	58,118

Total liabilities and stockholders’ equity	$69,630	$68,727

(1)	December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$17,881	$17,499	$34,112	$32,654
Cost of revenue	4,095	4,818	8,453	8,970

Gross margin	13,786	12,681	25,659	23,684

Operating expenses:
Sales and marketing	6,993	6,815	14,415	13,189
Research and development	2,173	2,232	4,904	4,698
General and administrative	3,046	2,784	7,598	5,467

Total operating expenses	12,212	11,831	26,917	23,354

Income (loss) from operations	1,574	850	(1,258)	330
Interest and other income	543	598	1,146	1,184

Income (loss) before income taxes	2,117	1,448	(112)	1,514
Provision for income taxes	(78)	(140)	(86)	(147)

Net income (loss)	$2,039	$1,308	$(198)	$1,367

Net income (loss) per share:
Basic	$0.09	$0.06	$(0.01)	$0.06

Diluted	$0.08	$0.05	$(0.01)	$0.06

Weighted average shares outstanding used in calculating net income (loss) per share:
Basic	23,855,246	23,104,942	23,743,043	23,041,983

Diluted	24,418,630	24,735,037	23,743,043	24,761,794

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities
Net income (loss)	$(198)	$1,367
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666	741
Interest receivable on stockholder notes	—	(2)
Amortization of premium on marketable investments	121	—
Loss on disposal on property, plant and equipment	6	11
Stock-based compensation	1,902	2,483
Allowance for doubtful accounts	(49)	(21)
Reserve for excess and obsolete inventory	(16)	(71)
Change in assets and liabilities
Accounts receivable	(2,221)	(2,536)
Inventories	761	(318)
Prepaid expenses and other current assets	344	690
Other non-current assets	(2)	(37)
Accounts payable	(104)	185
Accrued and other liabilities	(1,237)	(433)
Deferred revenue	(92)	669
Customer deposits	17	(18)
Deferred rent	53	(37)

Net cash provided by (used in) operating activities	(49)	2,673

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	(499)	(352)
Purchase of marketable investments	(8,574)	—
Proceeds from sale of marketable investments	10,150	—

Net cash provided by (used in) investing activities	1,077	(352)

Cash flows provided by financing activities
Proceeds from exercise of stock options	484	308
Proceeds from employee stock purchase plan	196	514
Payments of capitalized IPO related costs	—	(409)

Net cash provided by financing activities	680	413

Net increase in cash and cash equivalents	1,708	2,734
Cash and cash equivalents at beginning of period	13,650	45,915

Cash and cash equivalents at end of period	$15,358	$48,649

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

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The condensed balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year.

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

The following table summarizes net revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
RF generators	$4,274	$5,514	$8,692	$9,406
ThermaTips and other consumables	13,196	11,518	24,590	22,358

Net revenue from products	17,470	17,032	33,282	31,764
Services and other	411	467	830	890

Total net revenue	$17,881	$17,499	$34,112	$32,654

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$8,952	$9,347	$17,189	$16,980
Asia Pacific	4,594	3,640	8,114	6,868
Europe/Middle East	2,216	2,934	5,272	5,589
Rest of the world	2,119	1,578	3,537	3,217

Total net revenue	$17,881	$17,499	$34,112	$32,654

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Historical net income (loss) per share:
Numerator
Net income (loss)	$2,039	$1,308	$(198)	$1,367

Denominator
Weighted-average shares outstanding	23,855,246	23,109,317	23,743,043	23,046,983
Less: weighted-average unvested common shares subject to repurchase	—	(4,375)	—	(5,000)

Denominator for basic net income (loss) per share	23,855,246	23,104,942	23,743,043	23,041,983
Dilutive potential common shares used in computing diluted net income per share	563,384	1,630,095	—	1,719,811

Denominator for diluted net income (loss) per share	24,418,630	24,735,037	23,743,043	24,761,794

Basic net income (loss) per share	$0.09	$0.06	$(0.01)	$0.06

Diluted net income (loss) per share	$0.08	$0.05	$(0.01)	$0.06

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	3,009,138	1,045,732	4,292,338	983,750
Warrants to purchase common stock	27,778	—	27,778	—
Common stock issuable under Employee Stock Purchase Plan	73,498	—	73,498	—
Restricted stock units	2,500	—	2,500	—

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is evaluating the impact that the statement will have, if any, on its financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is evaluating the impact that the statement will have, if any, on its financial statements.

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

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$15,358	$—	$—	$15,358
Corporate and Euro dollar bonds	17,550	28	(40)	17,538
Medium and short term notes	19,441	—	(97)	19,344

	$52,349	$28	($137)	$52,240

Reported as:
Cash and cash equivalents	$15,358	$—	$—	$15,358
Marketable investments	36,991	28	(137)	36,882

	$52,349	$28	($137)	$52,240

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$13,650	$—	$—	$13,650
Corporate and Euro dollar bonds	15,517	9	—	15,526
Medium and short term notes	15,719	10	—	15,729
Certificates of deposit	2,502	—	—	2,502
Auction rate securities	4,950	—	—	4,950

	$52,338	$19	$—	$52,357

Reported as:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Marketable investments	38,688	19	—	38,707

	$52,338	$19	$—	$52,357

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its cash equivalents and marketable investments at fair value.

The Company’s cash equivalents and marketable investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Fair value hierarchy of the Company’s cash equivalents and marketable investments in connection with our adoption of SFAS No. 157 is as follows:

		Fair Value Measurements at Reporting Date using
	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market funds	$14,060	$14,060	$—
Corporate and Euro dollar bonds	17,538	—	17,538
Medium and short term notes	19,344	—	19,344

Inventories, Net

Inventories, net consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$2,254	$2,382
Work-in-process	298	931
Finished goods	3,303	3,326

	$5,855	$6,639

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2008	December 31, 2007
Marketing expenses	$218	$282
Travel and entertainment	269	276
Warranty	553	577
Sales and use tax	226	162
Payroll and related expenses	2,924	4,181
Professional fees	390	447
Fixed assets	12	30
Accrued claims	364	331
Accrued inventory purchases	199	48
Other	433	516

	$5,588	$6,850

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$577	$329
Accruals for warranties issued during the period	198	370
Accruals related to pre-existing warranties (including changes in estimates)	—	17
Settlements made during the period	(222)	(232)

Balance at end of period	$553	$484

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$1,471	$1,646
Payments received	433	733
Revenue recognized	(476)	(551)

Balance at end of period	$1,428	$1,828

Under extended warranty contracts, the Company incurred costs of $73 and $187 during the three and six months ended June 30, 2008, respectively, and costs of $116 and $243 during the three and six months ended June 30, 2007, respectively.

NOTE 6 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing. In May and June 2008, Alma filed with the United States Patent and Trademark Office requests that eight of the 11 patents asserted by Thermage be reexamined. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$2,039	$1,308	($198)	$1,367
Unrealized loss on marketable investments, net of tax	(252)	—	(128)	—

Comprehensive income (loss)	$1,787	$1,308	($326)	$1,367

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under APB No. 25, SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$53	$40	$96	$140
Sales and marketing	354	434	772	916
Research and development	82	242	216	553
General and administrative	434	506	818	874

Total stock-based compensation expense	$923	$1,222	$1,902	$2,483

NOTE 9 — SUBSEQUENT EVENTS

On July 7, 2008, the Company and Reliant Technologies, Inc. (“Reliant”) announced that they had entered into a definitive merger agreement under which the Company will acquire Reliant for approximately $25 million in cash and 23.6 million shares of the Company’s common stock, subject to post closing adjustments. In addition, the Company has agreed to provide bridge financing to Reliant in the amount of $5 million. The bridge loan is due and payable on the earliest of (i) one year after the close of the merger, (ii) 10 days after the effectiveness of a change in control of Reliant, or (iii) upon occurrence of an event of default, as defined. The proposed transaction will require stockholder approval. If the proposed transaction were not approved by stockholders, the Company would be required to pay up to $1.3 million of Reliant’s transaction expenses. If the merger agreement is terminated under certain circumstances, the Company would be required to pay Reliant a termination fee of $3.5 million. The proposed transaction is expected to close during the fourth quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that ThermaTip sales will continue to increase as a percentage of revenue versus generator sales; increase in ThermaTip revenue as a result of greater demand; introduction of new treatment procedures and associated treatment tips in the future; increase in average selling price; sales organization growth; growth in international sales and expansion into new international markets; increase operating expenses for research and development; increase general and administrative expenses to support overall business and for regulatory compliance requirements; proportionately larger increase in sales and marketing expenses; and our belief that our cash, cash equivalents and marketable investments will be sufficient to satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our ThermaCool system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance for the temporary improvement in the appearance of cellulite. In June 2007, we received FDA clearance for treatment of wrinkles and rhytids for the upper and lower eyelids. In January 2008, we received FDA clearance to market a multiplex treatment tip and associated handpiece. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator with cooling capability and a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. We offer a variety of ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. As of June 30, 2008, we had an installed base of approximately 2,560 ThermaCool RF generators and had sold approximately 554,000 ThermaTips.

On July 7, 2008, we entered into an agreement and plan of merger and reorganization with Reliant Technologies, Inc. (“Reliant”) pursuant to which we intend to acquire Reliant for approximately $25 million in cash and 23.6 million shares of our common stock, subject to post closing adjustments. In addition, we have provided a bridge financing to Reliant in the amount of $5.0 million.

Significant Business Trends

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool RF generator. For the years ended December 31, 2006 and 2007 and the first six months ended June 30, 2007 and 2008, we derived 73%, 71%, 68% and 72% respectively, of our revenue from ThermaTip and other consumable sales, and 24%, 26%, 29% and 26% respectively, of our revenue from ThermaCool RF generator sales. The balance of our revenue is derived from product service and shipping. In February 2007, we introduced and began shipment of the ThermaCool NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve patient comfort compared to our prior generator. Since the introduction of the ThermaCool NXT generator, customer demand for upgrade from the older generation product was higher than expected. During the first six months of 2007, we sold 371 generators, which included sales of 214 systems to new customers and sales of 157 systems as upgrades to existing customers. During the first six months of 2008, we sold 328 generators, which included sales of 162 systems to new customers and sales of 166 systems as upgrades to existing customers. The 162 systems sold in 2008 to new customers is in line with our expectation to sell approximately 350 ThermaCool NXT systems to new customers worldwide in 2008. During 2007, we launched four new procedures and associated treatment tips, including Hands by Thermage, Lips by Thermage, the premium ThermaTip STC for skin tightening and contouring, and ThermaTip DC for deep contouring and body shaping. In March 2008, we introduced the Cellulite Procedure by Thermage and its associated treatment tip, ThermaTip CL. As a result of the introduction of new treatment tips in 2007 and 2008, we have seen a gradual increase in the average selling price of our treatment tips. During the second quarter of 2008 we continued to see more U.S. customers sign up for the Partner Plan, a six-month plan that provides a set number of monthly treatment tips and consumable products at a fixed monthly price. Treatment tips and consumables derived from sales under the Partner Plan in the first six months of 2008 totaled more than 50% of the U.S. ThermaTips and other consumables revenue.

We market the ThermaCool system, including our single-use ThermaTips in the United States to physicians, primarily dermatologists and plastic surgeons, through a direct sales force, and internationally in 82 countries through a network of 36 distributors. Our sales force trains physicians on the proper use of the ThermaCool system and maintains frequent interaction with these customers to promote repeat sales of our disposable ThermaTip products. In the years ended December 31, 2006 and 2007 and the first six months ended June 30, 2007 and 2008, we derived 52%, 52%, 52% and 50%, respectively, of our revenue from sales of our products and services within the United States, and 48%, 48%, 48% and 50%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	50%	53%	50%	52%
Asia Pacific	26%	21%	24%	21%
Europe/Middle East	12%	17%	16%	17%
Rest of the world	12%	9%	10%	10%

Total net revenue	100%	100%	100%	100%

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

Significant Industry Factors

The growth of our business relies on current economic conditions and their impact on the growth of the industry, our ability to continue to develop new products and applications based on innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. We have in the past noticed brief fluctuations both in demand for our products and in demand for our Thermage procedure, as well as in traffic to our website, following media coverage and promotional campaigns. We experience frequent positive, negative and neutral media coverage throughout a fiscal quarter. Our sales are also impacted by other factors outside of our control, such as prior patient and practicing physician recommendations. Consequently, while we believe that media exposure and other factors outside of our direct control play a role in our long-term success, to date we have not been able to quantify the impact of particular media exposure or media exposure in general, and have not observed any material effect, positive or negative, on our quarterly financial results of operations. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Quarterly Report on Form 10-Q.

Results of Operations

Three and Six Months Ended June 30, 2007 and 2008

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool RF generator sales, and service and other revenue. Net revenue increased $0.4 million, or 2%, from $17.5 million to $17.9 million for the three months ended June 30, 2007 and 2008, respectively. The increase in sales was primarily due to an increase in sales of ThermaTips and other consumables, which was partially offset by a decrease in sales of ThermaCool RF generators compared to the year-ago quarter. Sales of ThermaTips and other consumable products increased $1.7 million, or 15% from $11.5 million to $13.2 million for the three months ended June 30, 2007 and 2008, respectively. The increase in revenue was primarily due to an increase in units sold and an increase in average selling price of ThermaTips, driven by the recently launched premium ThermaTip STC for skin tightening and contouring, the ThermaTip DC for deep contouring and body shaping and the newly launched ThermaTip CL for Cellulite. Revenue from these recently launched premium tips represented approximately 60% of total sales of ThermaTips and consumables. Sales of ThermaCool RF generators decreased $1.2 million, or 22% from $5.5 million to $4.3 million for the three months ended June 30, 2007 and 2008, respectively. The decrease in sales was primarily due to the decrease in units sold, which was partially offset by an increase in average selling price. Total units of systems sold during the quarter ended June 30, 2008 was 165, which was the second highest quarterly shipment of systems since the launch of the ThermaCool NXT in February 2007. Total units of systems sold during the quarter ended June 30, 2007 was 224, with that quarter being the first full quarter of shipment since the ThermaCool NXT launch.

Net revenue increased $1.4 million, or 4%, from $32.7 million to $34.1 million for the six months ended June 30, 2007 and 2008, respectively. Sales of ThermaTips and other consumable products increased $2.2 million, or 10% from $22.4 million to $24.6 million for the six months ended June 30, 2007 and 2008, respectively. Sales of ThermaCool RF generators decreased $0.7 million, or 8%, from $9.4 million to $8.7 million for the six months ended June 30, 2007 and 2008, respectively. The increase in revenue was driven by the same factors as those for the three months ended June 30, 2007 and 2008.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 77.1% of revenue in the second quarter of 2008, compared with 72.5% of revenue in the second quarter of 2007. The increase in gross margin as a percent of revenue in 2008 was primarily due to higher average selling price of both systems and tips, and sales of more higher-margin ThermaTips during the quarter ended June 30, 2008.

Gross margin was 75.2% of revenue in the first half of 2008, compared with 72.5% of revenue in the first half of 2007. The increase in gross margin as a percent of revenue in 2008 was due to the same factors as those in the second quarter of 2007 and 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and user meetings, trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $0.2 million, or 3%, from $6.8 million to $7.0 million for the three months ended June 30, 2007 and 2008, respectively. The increase in 2008 was primarily attributable to increased headcount and related personnel and travel and entertainment expenses as a result of our expansion of the U.S. sales force, which was partially offset by lower discretionary marketing expenses, lower spending in market research and lower stock-based compensation expenses.

Sales and marketing expenses increased $1.2 million, or 9% from $13.2 million to $14.4 million in the first half of 2007 and 2008, respectively. The increase in the first half of 2008 was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $ 1.8 million as a result of our expansion of the U.S. sales force, which was partially offset by lower discretionary marketing expenses of $0.5 million and lower stock-based compensation expenses of $0.1 million.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for both quarters ended June 30 was $2.2 million. Increased spending on clinical studies in the quarter ended June 30, 2008 was offset by lower stock-based compensation expenses. Research and development expenses increased $0.2 million, or 4% from $4.7 million to $4.9 million in the first half of 2007 and 2008, respectively. Compared to the first half of 2007, higher spending on clinical studies and supplies in the first half of 2008 was partially offset by lower stock-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased by $0.2 million, or 9%, from $2.8 million to $3.0 million for the three months ended June 30, 2007 and 2008, respectively. Increased spending in legal fees incurred related to patents and professional fees associated with compliance was partially offset by lower stock-based compensation expenses.

General and administrative expenses in the first half of 2008 was $7.6 million, an increase of $2.1 million, or 39%, compared with $5.5 million in the first half of 2007. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. We incurred approximately $1.0 million in outside advisory fees pursuing this acquisition. The remaining increase from the prior year period was due to an increase of $0.4 million in professional fees associated with compliance, and an increase of $0.4 million in legal fees incurred related to defense costs and new patent filings.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances. Interest and other income were $0.6 million in the quarter ended June 30, 2007 and $0.5 million in the quarter ended June 30, 2008. These amounts were $1.2 million and $1.1 million in the first half of 2007 and 2008, respectively.

Provision for Income Taxes. The provision for income taxes for all periods presented represented AMT taxes and additions to FIN 48 reserves. For the six months ended June 30, 2008, we did not recognize any tax benefits in relation to the loss before income taxes as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three and six months ended June 30, 2007 and 2008, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$53	$40	$96	$140
Sales and marketing	354	434	772	916
Research and development	82	242	216	553
General and administrative	434	506	818	874

Total stock-based compensation expense	$923	$1,222	$1,902	$2,483

Liquidity and Capital Resources

On June 30, 2008, we had working capital of $58.2 million, which consists primarily of $15.4 million in cash and cash equivalents and $36.9 million in marketable investments.

Net Cash Provided by (Used in) Operating Activities. We did not use cash in operating activities in the six months ended June 30, 2008, compared with net cash provided of $2.7 million in the same period a year ago. During 2008, $2.4 million net cash was provided from net loss after adjusting for non-cash items. Such amount was entirely used to fund changes in assets and liabilities. During the first half of 2008, cash was used to fund an increase of $2.2 million in accounts receivable, as well as to fund a decrease of $1.2 million in accrued and other liabilities. The increase in accounts receivable was due to a higher percentage of sales volume that occurred towards in the latter part of the quarter, as well as the impact of providing 30 days payment terms to certain U.S. customers under our Infinity Program in the first half of 2008. The decrease in accrued and other liabilities was primarily due to payment of annual bonus and professional fees. During 2007, $4.5 million of net cash was provided from net income after adjusting for non-cash items, which was partially offset by $1.8 million of net cash used in changes in assets and liabilities. Cash used in changes in assets and liabilities was primarily from $2.5 million of increased accounts receivable, the result of increased revenue; offset by $0.7 million increase in deferred revenue, a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the ThermaCool NXT generator.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities in 2008 of $1.1 million was due to $1.5 million net sales of marketable investments, partially offset by acquisition of property and equipment. Net cash used in investing activities in 2007 was due to acquisition of property and equipment. The Company began to purchase marketable investments during the third quarter of 2007. We have begun to plan to liquidate a significant portion of our marketable investments under our proposed acquisition of Reliant Technologies, Inc., which is expected to close during the fourth quarter of 2008.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.7 million in the six months ended June 30, 2008 compared with $0.4 million in the six months ended June 30, 2007. During the first half of 2008, cash was provided by proceeds from exercise of stock options and employee stock purchase plan. In addition to cash received from exercise of stock options and employee stock purchase plan, during the first half of 2007, cash was used for payment of capitalized IPO costs of $0.4 million.

On July 7, 2008, we and Reliant Technologies, Inc. (“Reliant”) jointly announced that we had entered into a definitive merger agreement under which we will acquire Reliant for approximately $25 million in cash and 23.6 million shares of Thermage common stock, subject to post closing adjustments. In addition, we have agreed to provide bridge financing to Reliant in the amount of $5 million. The proposed transaction will require stockholder approval and is expected to close during the fourth quarter of 2008.

We believe that our current cash, cash equivalents, and investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for the proposed merger with Reliant and for working capital and capital expenditures for at least the next 12 months.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are evaluating the impact that the statement will have, if any, on our financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are evaluating the impact that the statement will have, if any, on our financial statements.

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

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds and certificates of deposit. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2008 would have potentially declined by $300,000. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Although currently all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony systems infringe ten Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. In May and June 2008, Alma filed with the United States Patent and Trademark Office requests that eight of the 11 patents asserted by Thermage be reexamined. The case is active and discovery is ongoing. We do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We may not be able to achieve sustainable profitability even if we are able to generate significant revenue.

While we have had five consecutive quarters of profitable results through the end of 2007, we incurred a loss in the first quarter ended March 31, 2008 and we were profitable during the second quarter ended June 30, 2008. In the past, we have expanded our business and increased our expenses in order to grow revenue. We expect this trend to continue for the foreseeable future. For example, in order to promote revenue growth and geographic expansion, during the fourth quarter of 2007, we began to execute a plan to increase our U.S. sales force by about 50% in headcount, which we substantially achieved by the first quarter of 2008. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock.

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

In addition, we expect to continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We incurred approximately $1.0 million pursuing such a strategic acquisition in the first quarter of 2008. We may incur similar expenses in future periods as we continue to evaluate potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

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

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We incurred approximately $1.0 million pursuing such a strategic acquisition in the three months ended March 31, 2008. We may incur similar expenses in future periods as we continue to evaluate potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

On July 7, 2008, we and Reliant Technologies, Inc. (“Reliant”) jointly announced that we had entered into a definitive merger agreement under which we will acquire Reliant for approximately $25 million in cash and 23.6 million shares of Thermage common stock, subject to post closing adjustments. In addition, we have agreed to provide bridge financing to Reliant in the amount of $5 million. The proposed transaction will require stockholder approval and is expected to close during the fourth quarter of 2008.

We may not be able to successfully integrate the combined business, products or technologies. In addition, the integration of such acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. We have not acquired companies or products in the past. If we decide to expand our product offerings, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish funds available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, besides the proposed transaction with Reliant, we have no present understandings, commitments or agreements with respect to any other acquisitions or collaborative projects.

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

We may fail to effectively build and manage our sales force or to market and distribute our ThermaCool system.

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

We may not be successful in selling and marketing our new products.

The commercial success of the products and technologies we develop will depend upon the acceptance of these products by physicians and their patients. It is difficult for us to predict how successful recently introduced products and procedures, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results could suffer. In addition, we expect to face significant competition in our new products, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

We are involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. In April 2007, Alma filed a complaint in federal court in Delaware seeking a declaratory judgment of non-infringement, and invalidity of nine of Thermage’s U.S. patents. On June 20, 2007, we filed an answer to this complaint and counterclaims, alleging that Alma infringed one or more claims of ten of Thermage’s U.S. patents. Our counterclaims were subsequently amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. Among other things, our counterclaim alleges that both Alma’s Harmony and Accent XL systems infringe our patents. In addition to damages and attorney fees, we have asked the court to enjoin Alma from engaging in further infringement. Alma has responded to all our counterclaims by denying infringement and alleging invalidity of all 11 U.S. patents asserted by us. The litigation is active and discovery is ongoing. In May and June 2008, Alma filed with the U.S. Patent and Trademark Office requests that eight of 11 of the patents asserted by us be reexamined. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of June 30, 2008, we had 32 issued U.S. patents and 21 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

International sales accounted for 48% of our revenue for the year ended December 31, 2007, and 50% of our revenue for the first six months ended June 30, 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Sales of our ThermaCool system outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We primarily rely upon third-party distributors to obtain most regulatory clearances and approvals required in other countries, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. In addition, if we are unable to anticipate, plan or comply with changes in foreign regulatory requirements, our business may be significantly affected. To support the registration of products outside the United States, we must comply with and be registered to the ISO 13485: 2003 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003 registration may adversely impact or prevent the registration of our products in some foreign countries.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 40% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which approximately 75.9 million shares will be available for future issuance, and 10,000,000 shares of preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

We held an annual meeting on June 5, 2008 at our corporate headquarters in Hayward, California. The first item of business was the election of one Class II director. The Class II nominee elected was Edward W. Knowlton, M.D. Dr. Edward W. Knowlton was elected with 19,496,565 votes in favor and 1,528,862 votes withheld. The name of each director other than Dr. Knowlton, whose term of office as a director continued after the annual meeting of stockholders is as follows: Stephen J. Fanning, Harold L. Covert, Cathy L. McCarthy, Marti Morfitt, and Mark Sieczkarek.

The second item of business was the appointment of independent registered public accounting firm. The appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified with 20,879,445 votes in favor, 145,738 against and 243 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.3	2006 Equity Incentive Plan, as amended by the Board of Directors on April 18, 2008.

10.18*	Secured Promissory Note dated July 14, 2008 by and between Registrant and Reliant Technologies, Inc.

10.19*	Security Agreement dated July 14, 2008 by and between Registrant and Reliant Technologies, Inc.

10.20*	Subordination Agreement dated July 14, 2008 among Pinnacle Ventures I-A(SUB) (Q), L.P., Pinnacle Ventures I-B, L.P., Pinnacle Ventures I Affiliates, L.P. and Pinnacle Ventures, LLC, Comerica Bank and Registrant

10.21	Form of Change of Control and Severance Agreement for Chief Executive Officer.

10.22	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.

10.23	Form of Change of Control and Severance Agreement for Vice Presidents.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference to our Current Report on Form 8-K dated July 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.3	2006 Equity Incentive Plan, as amended by the Board of Directors on April 18, 2008.

10.18*	Secured Promissory Note dated July 14, 2008 by and between Registrant and Reliant Technologies, Inc.

10.19*	Security Agreement dated July 14, 2008 by and between Registrant and Reliant Technologies, Inc.

10.20*	Subordination Agreement dated July 14, 2008 among Pinnacle Ventures I-A(SUB) (Q), L.P., Pinnacle Ventures I-B, L.P., Pinnacle Ventures I Affiliates, L.P. and Pinnacle Ventures, LLC, Comerica Bank and Registrant

10.21	Form of Change of Control and Severance Agreement for Chief Executive Officer.

10.22	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.

10.23	Form of Change of Control and Severance Agreement for Vice Presidents.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Incorporated by reference to our Current Report on Form 8-K dated July 21, 2008.