Form 10-Q
period 2008-09-30
THERMAGE INC
filed 2008-11-10
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2008, 24,084,672 shares of the registrant’s common stock were outstanding.

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

Thermage, Inc.

CONDENSED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$21,236	$13,650
Marketable investments	24,684	38,707
Accounts receivable, net	5,928	4,809
Inventories, net	6,823	6,639
Prepaid expenses and other current assets	1,401	1,782

Total current assets	60,072	65,587
Property and equipment, net	3,132	3,000
Note and interest receivable	5,164	—
Other assets	1,784	140

Total assets	$70,152	$68,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$2,517	$1,341
Accrued liabilities	6,359	6,850
Current portion of deferred revenue	1,472	1,544
Customer deposits	57	18

Total current liabilities	10,405	9,753
Deferred rent, net of current portion	106	47
Deferred revenue, net of current portion	529	601
Other liabilities	216	208

Total liabilities	11,256	10,609

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 24,082,735 and 23,605,415 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	24	24
Additional paid-in capital	103,127	99,588
Deferred stock-based compensation	(2)	(4)
Accumulated other comprehensive income (loss)	(1,400)	19
Accumulated deficit	(42,853)	(41,509)

Total stockholders’ equity	58,896	58,118

Total liabilities and stockholders’ equity	$70,152	$68,727

(1)	December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$13,020	$13,865	$47,132	$46,519
Cost of revenue	3,209	3,111	11,662	12,081

Gross margin	9,811	10,754	35,470	34,438

Operating expenses:
Sales and marketing	5,915	6,016	20,330	19,205
Research and development	2,150	2,282	7,054	6,980
General and administrative	2,575	2,695	10,173	8,162

Total operating expenses	10,640	10,993	37,557	34,347

Income (loss) from operations	(829)	(239)	(2,087)	91
Interest and other income	635	662	1,781	1,846
Loss on investments	(863)	—	(863)	—

Income (loss) before income taxes	(1,057)	423	(1,169)	1,937
Provision for income taxes	(89)	—	(175)	(147)

Net income (loss)	$(1,146)	$423	$(1,344)	$1,790

Net income (loss) per share:
Basic	$(0.05)	$0.02	$(0.06)	$0.08

Diluted	$(0.05)	$0.02	$(0.06)	$0.07

Weighted average shares outstanding used in calculating net income (loss) per share:
Basic	24,067,548	23,364,409	23,861,079	23,151,949

Diluted	24,067,548	24,882,614	23,861,079	24,825,621

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operating activities
Net income (loss)	$(1,344)	$1,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,002	1,068
Interest receivable on stockholder notes	—	13
Amortization of premium/discount on marketable investments	201	(51)
Other than temporary loss on investments	863	—
Loss on disposal on property and equipment	8	11
Stock-based compensation	2,789	3,705
Tax expense from stock option exercises	32	—
Allowance for doubtful accounts	2	(7)
Reserve for excess and obsolete inventory	(121)	(61)
Change in assets and liabilities
Accounts receivable	(1,121)	(1,268)
Inventories	(132)	(2,047)
Prepaid expenses and other current assets	381	662
Other assets	(165)	(131)
Accounts payable	341	(79)
Accrued and other liabilities	(1,320)	(17)
Deferred revenue	(144)	428
Customer deposits	39	(45)
Deferred rent	59	(55)

Net cash provided by operating activities	1,370	3,916

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	(737)	(754)
Notes receivable	(5,000)	—
Payment for merger & acquisition costs	(315)	—
Purchase of marketable investments	(8,581)	(40,149)
Proceeds from sale of marketable investments	20,121	7,300

Net cash provided by (used in) investing activities	5,488	(33,603)

Cash flows provided by financing activities
Collection of notes receivable from stockholders	—	112
Proceeds from exercise of stock options	532	550
Proceeds from employee stock purchase plan	196	514
Payments of capitalized IPO related costs	—	(409)

Net cash provided by financing activities	728	767

Net increase (decrease) in cash and cash equivalents	7,586	(28,920)
Cash and cash equivalents at beginning of period	13,650	45,915

Cash and cash equivalents at end of period	$21,236	$16,995

Supplemental disclosure of non-cash investing activities
Merger & acquisition costs	$1,328	—

The accompanying notes are an integral part of these condensed financial statements.

Thermage, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Thermage, Inc. (the “Company”) develops, manufactures, and markets radiofrequency-based equipment and disposable products for non-invasive procedures designed to tighten and contour skin. The Company was incorporated in California on January 11, 1996 and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002.

On July 7, 2008, the Company and Reliant Technologies, Inc. (“Reliant”) announced that they had entered into a definitive merger agreement under which the Company will acquire Reliant for approximately $25 million in cash and 23.6 million shares of the Company’s common stock, subject to post closing adjustments. In addition, the Company has agreed to provide bridge financing to Reliant in the amount of $5 million. The bridge loan bears interest rate at 15% per annum and is due and payable on the earliest of (i) one year after the close of the merger, (ii) 10 days after the effectiveness of a change in control of Reliant, or (iii) upon occurrence of an event of default, as defined in the loan documentation. The proposed transaction will require stockholder approval. If the proposed transaction were not approved by stockholders, the Company would be required to pay up to $1.3 million of Reliant’s transaction expenses. If the merger agreement is terminated under certain circumstances, the Company would be required to pay Reliant a termination fee of $3.5 million. The proposed transaction is expected to close during the fourth quarter of 2008.

Basis of Presentation

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The condensed balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or for any future year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form10-K.

Liquidity

The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to achieve sustained profitability or if unanticipated expenses or other uses of its cash arise. For example, in connection with the planned acquisition of Reliant, the Company may become required to repay, or may choose to repay, outstanding obligations of Reliant under a credit facility between Reliant and Pinnacle Ventures. As of June 30, 2008, Reliant had approximately $5.8 million of secured indebtedness under a loan agreement with Pinnacle Ventures. In order to meet its liquidity needs, the Company may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to the Company, particularly in the short-term due to the current credit and equity market funding environments. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

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

The following table summarizes net revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
ThermaCool Systems	$2,854	$3,267	$11,546	$12,673
ThermaTips and other consumables	9,801	10,199	34,391	32,557

Net revenue from products	12,655	13,466	45,937	45,230
Services and other	365	399	1,195	1,289

Total net revenue	$13,020	$13,865	$47,132	$46,519

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$6,645	$7,409	$23,834	$24,389
Asia Pacific	3,557	2,987	11,671	9,855
Europe/Middle East	1,661	2,095	6,933	7,684
Rest of the world	1,157	1,374	4,694	4,591

Total net revenue	$13,020	$13,865	$47,132	$46,519

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Historical net income (loss) per share:
Numerator
Net income (loss)	$(1,146)	$423	$(1,344)	$1,790

Denominator
Weighted-average shares outstanding	24,067,548	23,366,284	23,861,079	23,155,699
Less: weighted-average unvested common shares subject to repurchase	—	(1,875)	—	(3,750)

Denominator for basic net income (loss) per share	24,067,548	23,364,409	23,861,079	23,151,949
Dilutive potential common shares used in computing diluted net income per share	—	1,518,205	—	1,673,672

Denominator for diluted net income (loss) per share	24,067,548	24,882,614	23,861,079	24,825,621

Basic net income (loss) per share	$(0.05)	$0.02	$(0.06)	$0.08

Diluted net income (loss) per share	$(0.05)	$0.02	$(0.06)	$0.07

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options to purchase common stock	4,429,424	1,329,024	4,429,424	1,378,451
Warrants to purchase common stock	27,778	—	27,778	—
Common stock issuable under Employee Stock Purchase Plan	75,646	—	75,646	—
Restricted stock units	—	—	—	20,561

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

NOTE 4 — BALANCE SHEET DETAIL

Cash, Cash Equivalents and Marketable Investments

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

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Recognized Losses	Fair Market Value
Checking and money market accounts	$21,236	$—	$—	$—	$21,236
Corporate and Euro dollar bonds	10,545	5	(152)	—	10,398
Medium and short term notes	16,402	—	(1,253)	(863)	14,286

	$48,183	$5	($1,405)	($863)	$45,920

Reported as:
Cash and cash equivalents	$21,236	$—	$—	$—	$21,236
Marketable investments	26,947	5	(1,405)	(863)	24,684

	$48,183	$5	($1,405)	($863)	$45,920

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Recognized Losses	Fair Market Value
Checking and money market accounts	$13,650	$—	$—	$—	$13,650
Corporate and Euro dollar bonds	15,517	9	—	—	15,526
Medium and short term notes	15,719	10	—	—	15,729
Certificates of deposit	2,502	—	—	—	2,502
Auction rate securities	4,950	—	—	—	4,950

	$52,338	$19	$—	$—	$52,357

Reported as:
Cash and cash equivalents	$13,650	$—	$—	$—	$13,650
Marketable investments	38,688	19	—	—	38,707

	$52,338	$19	$—	$—	$52,357

During the quarter ended September 30, 2008, a security in the Company’s investment portfolio suffered a substantial loss in fair market value. It was determined that such loss in fair market value was “other than temporary”, and as a result, the Company recorded approximately $0.9 million other than temporary impairment loss on investments in the quarter ended September 30, 2008. The Company will continue to monitor the value of its investments each reporting period for possible impairments if declines in fair value continues.

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

Fair value hierarchy of the Company’s cash equivalents and marketable investments in connection with our adoption of SFAS No. 157 is as follows:

		Fair Value Measurements at Reporting Date using
	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market funds	$20,166	$20,166	$—
Corporate and Euro dollar bonds	10,398	—	10,398
Medium and short term notes	14,286	—	14,286

Inventories, Net

Inventories, net consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$2,409	$2,382
Work-in-process	398	931
Finished goods	4,016	3,326

	$6,823	$6,639

Other Assets

Other assets consist of the following:

	September 30, 2008	December 31, 2007
Merger and acquisition costs	$1,643	—
Other assets	141	140

	$1,784	$140

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2008	December 31, 2007
Marketing expenses	$171	$282
Travel and entertainment	261	276
Warranty	547	577
Sales and use tax	156	162
Payroll and related expenses	2,799	4,181
Professional fees	932	447
Fixed assets	227	30
Accrued claims	312	331
Accrued inventory purchases	367	48
Other	587	516

	$6,359	$6,850

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$577	$329
Accruals for warranties issued during the period	357	483
Accruals related to pre-existing warranties (including changes in estimates)	—	17
Settlements made during the period	(387)	(312)

Balance at end of period	$547	$517

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$1,471	$1,646
Payments received	596	834
Revenue recognized	(727)	(811)

Balance at end of period	$1,340	$1,669

Under extended warranty contracts, the Company incurred costs of $55 and $242 during the three and nine months ended September 30, 2008, respectively, and costs of $107 and $349 during the three and nine months ended September 30, 2007, respectively.

NOTE 6 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. The case is active and discovery is ongoing. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by Thermage be reexamined. The United States Patent and Trademark Office has granted these reexamination requests. Management believes the U.S. Patent Office will reaffirm the validity of the Company’s patents. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

Commitments

Upon the completion of the merger with Reliant Technologies, Inc., the Company is obligated to make a payment in the amount of $1.7 million to an investment banker.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	($1,146)	$423	($1,344)	$1,790
Unrealized gain (loss) on marketable investments	(1,291)	15	(1,419)	15

Comprehensive income (loss)	($2,437)	$438	($2,763)	$1,805

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$47	$78	$143	$217
Sales and marketing	352	441	1,124	1,357
Research and development	80	226	296	780
General and administrative	408	477	1,226	1,351

Total stock-based compensation expense	$887	$1,222	$2,789	$3,705

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop, manufacture and market medical devices for the non-invasive treatment of wrinkles. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our ThermaCool system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our ThermaCool system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance for the temporary improvement in the appearance of cellulite. In June 2007, we received FDA clearance for treatment of wrinkles and rhytids for the upper and lower eyelids. In January 2008, we received FDA clearance to market a multiplex treatment tip and associated handpiece. Our patented and FDA-cleared ThermaCool system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. The ThermaCool system consists primarily of an RF generator with cooling capability and a reusable handpiece, a variety of consumable, single-use ThermaTips that attach to the handpiece, and several other consumable accessories. We offer a variety of ThermaTips that a physician can select based on the area of the body being treated. We currently offer four ThermaTip sizes in several configurations of pulse counts, pulse durations and heating profiles for efficient implementation of treatment guidelines. As of September 30, 2008, we had an installed base of approximately 2,617 ThermaCool systems and had sold approximately 580,000 ThermaTips.

During the quarter ended September 30, 2008, our business was impacted by the weakening of global economic conditions and tightening of credit markets which resulted in a slowdown in customer purchase decisions. As a result, net revenue for the three months ended September 30, 2008 decreased 6% from the quarter ended September 30, 2007. We also saw a slowing rate of growth in net revenue for the nine months ended September 30, 2008, which grew 1% from the nine months ended September 30, 2007.

On July 7, 2008, we entered into an agreement and plan of merger and reorganization with Reliant Technologies, Inc. (“Reliant”) pursuant to which we intend to acquire Reliant for approximately $25 million in cash and 23.6 million shares of our common stock, subject to post closing adjustments. In addition, we have provided a bridge financing to Reliant in the amount of $5.0 million. The proposed transaction is expected to close during the fourth quarter of 2008. Please refer to the Company’s Registration Statement on Form S-4 and related amendments thereafter for a description of the reasons for entering into the merger, risk factors associated with the merger, as well as details of the transaction and registration of shares for the merger.

Significant Business Trends

We derive revenue primarily from the sale of ThermaTips and other consumables and sales of our ThermaCool system. For the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2007 and 2008, we derived 73%, 71%, 70% and 73% respectively, of our revenue from ThermaTip and other consumable sales, and 24%, 26%, 27% and 24% respectively, of our revenue from ThermaCool system sales. The balance of our revenue is derived from product service and shipping. In February 2007, we introduced and began shipment of the ThermaCool NXT, our next generation system. The ThermaCool NXT is designed to save time, reduce procedure cost, simplify the treatment experience and improve patient comfort compared to our prior generator. Since the introduction of the ThermaCool NXT generator, customer demand for upgrade from the older generation product was higher than expected. During the nine months ended September 30, 2007, we sold 491 systems, which included sales of 277 systems to new customers and sales of 214 systems as upgrades to existing customers. During the nine months ended September 30, 2008, we sold 439 systems, which included sales of 218 systems to new customers and sales of 221 systems as upgrades to existing customers. We expect to sell approximately 300 ThermaCool systems to new customers worldwide in 2008. During 2007, we launched four new procedures and associated treatment tips, including Hands by Thermage, Lips by Thermage, the premium ThermaTip STC for skin tightening and contouring, and ThermaTip DC for deep contouring and body shaping. In March 2008, we introduced the Cellulite Procedure by Thermage and its associated treatment tip, ThermaTip CL. As a result of the introduction of new treatment tips in 2007 and 2008, we have seen a gradual increase in the average selling price of our treatment tips. During the first quarter of 2008 we introduced the Partner Plan to our U.S. customers. The Partner Plan is a six-month plan that provides a set number of monthly treatment tips and consumable products at a fixed monthly price. Treatment tips and consumables derived from sales under the Partner Plan in the nine months ended September 30, 2008 totaled approximately 55% of the U.S. ThermaTips and other consumables revenue.

We market the ThermaCool system, including our single-use ThermaTips in the United States to physicians, primarily dermatologists and plastic surgeons, through a direct sales force, and internationally in 84 countries through a network of 36 distributors. Our sales force trains physicians on the proper use of the ThermaCool system and maintains frequent interaction with these customers to promote repeat sales of our disposable ThermaTip products. In the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2007 and 2008, we derived 52%, 52%, 52% and 51%, respectively, of our revenue from sales of our products and services within the United States, and 48%, 48%, 48% and 49%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries we currently sell our ThermaCool system, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	51%	53%	51%	52%
Asia Pacific	27%	22%	25%	21%
Europe/Middle East	13%	15%	14%	17%
Rest of the world	9%	10%	10%	10%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Nine Months Ended September 30, 2007 and 2008

Net Revenue. Revenue is derived from the sale of single-use ThermaTips and other consumables, ThermaCool system sales, and service and other revenue. Net revenue decreased $0.9 million, or 6%, from $13.9 million to $13.0 million for the three months ended September 30, 2007 and 2008, respectively. The decrease in sales from the year-ago quarter was primarily due to a comparatively weakening of global economic conditions, and tightening of the credit market that resulted in a slowdown in customer purchasing decisions during the quarter ended September 30, 2008. Sales of ThermaCool systems decreased $0.4 million, or 13% from $3.3 million to $2.9 million for the three months ended September 30, 2007 and 2008, respectively. The decrease in sales was primarily due to the decrease in units sold, coupled with a decrease in average selling price due to a higher proportion of upgrade units sold. Total units of systems sold during the quarter ended September 30, 2008 were 111, which included 56 new units and 55 upgrade units. Sales of ThermaTips and other consumable products decreased $0.4 million, or 4% from $10.2 million to $9.8 million for the three months ended September 30, 2007 and 2008, respectively. The decrease in revenue was primarily due to a decrease in units sold, which was partially offset by an increase in average selling price of ThermaTips, driven by the recently launched premium ThermaTip STC for skin tightening and contouring, the ThermaTip DC for deep contouring and body shaping and the newly launched ThermaTip CL for Cellulite. Revenue from these recently launched premium tips represented approximately 62% of total sales of ThermaTips and consumables during the quarter ended September 30, 2008.

Net revenue increased $0.6 million, or 1%, from $46.5 million to $47.1 million for the nine months ended September 30, 2007 and 2008, respectively. Sales of ThermaTips and other consumable products increased $1.8 million, or 6% from $32.6 million to $34.4 million for the nine months ended September 30, 2007 and 2008, respectively. The increase in revenue in ThermaTips and other consumable products was due primarily to an increase in average selling price, driven by sales of recently launched higher priced premium tips, as well as sales of ThermaTips under the Partner Plan, partially offset by a decrease in units sold. Sales of ThermaCool systems decreased $1.2 million, or 9%, from $12.7 million to $11.5 million for the nine months ended September 30, 2007 and 2008, respectively. The decrease in systems sales was from a decrease in units sold, partially offset by higher average selling price, due to a higher mix of sales of systems to the U.S., which carries a higher selling price than international sales.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 75.0% of revenue in the third quarter of 2008, compared with 77.6% of revenue in the third quarter of 2007. The decrease in gross margin as a percent of revenue in 2008 compared to 2007 was primarily due to lower average selling price in systems, higher cost of consumables and lower volume of production during the third quarter.

Gross margin was 75.2% of revenue in the nine months ended September 30, 2008, compared with 74.0% of revenue in the comparable period in 2007. The increase in gross margin as a percent of revenue in 2008 was due to higher average selling price of tips, and a higher mix of product sales of the higher margin tips, which was partially offset by more sales of lower margin upgrade units.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and user meetings, trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the quarters ended September 30, 2007 and September 30, 2008 was $6.0 million. Sales and marketing expenses increased $1.1 million, or 6% from $19.2 million to $20.3 million in the nine months ended September 30, 2007 and 2008, respectively. The increase in 2008 was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $1.9 million as a result of our expansion of the U.S. sales force, which was partially offset by lower discretionary marketing expenses of $0.5 million and lower stock-based compensation expenses of $0.2 million.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses decreased $0.1 million, or 4%, from $2.3 million to $2.2 million for the three months ended September 30, 2007 and 2008, respectively. Increased spending on research and development material costs was partially offset by lower stock-based compensation expenses. Research and development expenses increased $0.1 million, or 2% from $7.0 million to $7.1 million in the first nine months of 2007 and 2008, respectively. Compared to the first nine months of 2007, higher spending on clinical studies and supplies in 2008, as well as employee and employee related costs were partially offset by lower stock-based compensation expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses decreased by $0.1 million, or 4%, from $2.7 million to $2.6 million for the three months ended September 30, 2007 and 2008, respectively. Decreased spending in legal fees and professional fees associated with compliance, as well as lower stock-based compensation expenses were partially offset by merger integration costs associated with our pending acquisition of Reliant Technologies, Inc.

General and administrative expenses in the first nine months of 2008 was $10.2 million, an increase of $2.0 million, or 25%, compared with $8.2 million in the first nine months of 2007. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. We incurred approximately $1.0 million in outside advisory fees pursuing this acquisition. The remaining increase from the prior year period was due to an increase of $0.8 million in professional fees associated with compliance, and an increase of $0.2 million in legal fees incurred related to defense costs and new patent filings and increased employee related expenses, partially offset by lower stock-based compensation expenses.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash and cash equivalent balances and from notes receivable balance. Interest and other income were $0.7 million in the quarter ended September 30, 2007 and $0.6 million in the quarter ended September 30, 2008. These amounts were $1.8 million for the nine months ended September 30, 2007 and 2008.

Loss on Investments. During the quarter ended September 30, 2008, a security in our investment portfolio suffered a substantial loss in fair market value. We determined that such loss in fair market value was “other than temporary”, and as a result, we recorded approximately $0.9 million other than temporary impairment loss on investments in the quarter ended September 30, 2008.

Provision for Income Taxes. The provision for income taxes for all periods presented represented AMT taxes and additions to FIN 48 reserves. For the nine months ended September 30, 2008, we did not recognize any tax benefits in relation to the loss before income taxes as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three and nine months ended September 30, 2007 and 2008, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$47	$78	$143	$217
Sales and marketing	352	441	1,124	1,357
Research and development	80	226	296	780
General and administrative	408	477	1,226	1,351

Total stock-based compensation expense	$887	$1,222	$2,789	$3,705

Liquidity and Capital Resources

On September 30, 2008, we had working capital of $49.7 million, which consists primarily of $21.2 million in cash and cash equivalents and $24.7 million in marketable investments.

Net Cash Provided by (Used in) Operating Activities. We generated cash from operations of $1.4 million in the nine months ended September 30, 2008, compared with net cash provided of $3.9 million in the same period a year ago. During 2008, $3.4 million net cash was provided from net loss after adjusting for non-cash items. Such amount was used to fund changes in assets and liabilities. During the nine months ended September 30, 2008, cash was used to fund an increase of $1.1 million in accounts receivable, as well as to fund a decrease of $1.3 million in accrued and other liabilities. The increase in accounts receivable was due to a higher percentage of sales volume that occurred towards in the latter part of the quarter, as well as the impact of providing 30 days payment terms to certain U.S. customers under our Infinity Program in 2008. The decrease in accrued and other liabilities was primarily due to payment of annual bonus and professional fees. During the nine months ended September 30, 2007, $6.5 million of net cash was provided from net income after adjusting for non-cash items, which was partially offset by $2.6 million of net cash used in changes in assets and liabilities. Cash used in changes in assets and liabilities was primarily from $1.3 million of increased accounts receivable, the result of increased revenue; $2.0 million of increased inventory to support the business; offset by $0.7 million decrease in prepaid and other current assets and $0.4 million increase in deferred revenue, a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the ThermaCool NXT generator.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities in 2008 of $5.5 million was due to $11.5 million net sales of marketable investments, partially offset by acquisition of property and equipment. In connection with our proposed merger with Reliant Technologies, Inc., we began to liquidate our marketable investments. In addition, we provided a $5.0 million bridge loan to Reliant and incurred $0.3 million in merger and acquisition costs. Net cash used in investing activities in 2007 was due to acquisition of property and equipment. The Company began to purchase marketable investments during the third quarter of 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.7 million in the nine months ended September 30, 2008 compared with $0.8 million in the nine months ended September 30, 2007. During the first nine months of 2008, cash was provided by proceeds from exercise of stock options and employee stock purchase plan. In addition to cash received from exercise of stock options and employee stock purchase plan, during the nine months ended September 30, 2007, cash was used for payment of capitalized IPO costs of $0.4 million.

We believe that our current cash, cash equivalents, and investments, along with the cash we expect to generate from operations, will be sufficient to meet our anticipated cash needs for the proposed merger with Reliant and for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to achieve sustained profitability or if unanticipated expenses or other uses of our cash arise. For example, in connection with the planned acquisition of Reliant, we may become required to repay, or may choose to repay, outstanding obligations of Reliant under a credit facility between Reliant and Pinnacle Ventures. As of June 30, 2008, Reliant had approximately $5.8 million of secured indebtedness under a loan agreement with Pinnacle Ventures. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, particularly in the short-term due to the current credit and equity market funding environments. If adequate funds are not available, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our business and financial condition.

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

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds and certificates of deposit. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2008 would have potentially declined by $175,000. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

During the quarter ended September 30, 2008, a security in our investment portfolio suffered a substantial loss in fair market value. We determined that such loss in fair market value was “other than temporary”, and as a result, we recorded approximately $0.9 million other than temporary impairment loss on investments in the quarter ended September 30, 2008. We also recorded approximately $1.4 million in unrealized losses related to our investment portfolio in the nine months ended September 30, 2008. The current extraordinary disruption and readjustment in the financial markets expose us to investment risks, including the risks that the value and liquidity of our investments could further deteriorate and the issuers of the securities we hold could be subject to credit rating downgrades. There is no assurance that our investment portfolio will not suffer further losses in the future.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony systems infringe ten Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by Thermage be reexamined and the United States Patent and Trademark Office has granted these reexamination requests. We believe the U.S. Patent Office will reaffirm the validity of our patents. We do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

If there is not sufficient patient demand for Thermage procedures, practitioner demand for our ThermaCool systems, including our single-use ThermaTips, could drop, resulting in unfavorable operating results.

Most procedures performed using our ThermaCool systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. The decision to undergo a Thermage procedure is thus driven by consumer demand. Our business is sensitive to a number of factors that influence the level of consumer spending, including political and economic conditions such as recessionary environments, current economic conditions and access to credit markets, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. Consumer demand may be influenced by a number of factors, such as:

•	our sales and marketing efforts directed toward consumers, as to which we have limited experience and resources;

•	the extent to which physicians recommend our procedures to their patients;

•	the cost, safety and effectiveness of a Thermage procedure versus alternative treatments; and

•	general consumer sentiment about the benefits and risks of aesthetic procedures.

As widely reported, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers and suppliers. If the current situation continues or deteriorates further, our business could be negatively impacted, including reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets. Our financial performance could be materially harmed in the event that any of the above factors discourage patients from seeking Thermage procedures.

Any acquisitions that we make could disrupt our business and harm our financial condition.

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We incurred approximately $1.0 million pursuing such a strategic acquisition in the three months ended March 31, 2008. During the quarter ended September 30, 2008, we incurred merger and acquisition transaction costs of approximately $1.6 million related to our acquisition of Reliant Technologies, Inc. We have also incurred integration costs related to the planned acquisition. We may incur similar expenses in future periods as we continue with our integration plan, as well as expenses associated with evaluation of other potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

On July 7, 2008, we and Reliant Technologies, Inc. (“Reliant”) jointly announced that we had entered into a definitive merger agreement under which we will acquire Reliant for approximately $25 million in cash and 23.6 million shares of Thermage common stock, subject to post closing adjustments. In addition, we have agreed to provide bridge financing to Reliant in the amount of $5 million. The proposed transaction will require stockholders’ approval and is expected to close during the fourth quarter of 2008. Please refer to the Registration Statement filed on Form S-4 on August 11, 2008 and related amendments thereafter for a description of the risk factors associated with the merger.

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

Our financial results may fluctuate unpredictably, making it difficult to forecast future performance.

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

While we have had five consecutive quarters of profitable results through the end of 2007, we incurred a loss in the first quarter ended March 31, 2008 and the third quarter ended September 30, 2008. We were profitable during the second quarter ended June 30, 2008. In the past, we have expanded our business and increased our expenses in order to grow revenue. We expect this trend to continue for the foreseeable future. For example, in order to promote revenue growth and geographic expansion, during the fourth quarter of 2007, we began to execute a plan to increase our U.S. sales force by about 50% in headcount, which we substantially achieved by the first quarter of 2008. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock.

Our success depends on growing physician adoption of our ThermaCool system and continued use of our ThermaTips.

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our ThermaCool system depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our ThermaCool system and continued purchases by our customers of single-use ThermaTips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. We must be able to demonstrate that the cost of our ThermaCool system and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive aesthetic procedures. If we are unable to increase physician adoption of our ThermaCool system and use of our ThermaTips, our financial performance will be adversely affected.

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

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that its Accent product infringed numerous Thermage patents. A number of these patents are the same as those at issue in our 2004 litigation against Syneron, which was settled in 2005 with Syneron acknowledging the validity of these patents in a paid license. In April 2007, Alma filed a complaint in federal court in Delaware seeking a declaratory judgment of non-infringement, and invalidity of nine of Thermage’s U.S. patents. On June 20, 2007, we filed an answer to this complaint and counterclaims, alleging that Alma infringed one or more claims of ten of Thermage’s U.S. patents. Our counterclaims were subsequently amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. Among other things, our counterclaim alleges that both Alma’s Harmony and Accent XL systems infringe our patents. In addition to damages and attorney fees, we have asked the court to enjoin Alma from engaging in further infringement. Alma has responded to all our counterclaims by denying infringement and alleging invalidity of all 11 U.S. patents asserted by us. The litigation is active and discovery is ongoing. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the patents asserted by us be reexamined, and the U.S. Patent Office has granted these reexamination requests. We believe that the United States Patent and Trademark Office will reaffirm the validity of our patents. Our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and ThermaCool system. As of September 30, 2008, we had 32 issued U.S. patents and 21 issued foreign patents outside of the United States, mostly covering our ThermaCool system. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We may be required to raise additional capital and or debt financing on unfavorable terms.

Our future liquidity requirements may increase beyond currently expected levels if we fail to achieve sustained profitability or if unanticipated expenses or other uses of cash arise. For example, in connection with our planned acquisition of Reliant Technologies, Inc. (“Reliant”), we may become required to repay, or may choose to replay outstanding obligations of Reliant under a credit facility between Reliant and Pinnacle Ventures. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. If adequate funds are not available, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our business and financial condition.

Our marketable investments may be subject to loss.

During the quarter ended September 30, 2008, a security in our investment portfolio suffered a substantial loss in fair market value. We determined that such loss in fair market value was “other than temporary”, and as a result, we recorded approximately $0.9 million other than temporary impairment loss on investments in the quarter ended September 30, 2008. We also recorded approximately $1.4 million in unrealized losses related to our investment portfolio in the nine months ended September 30, 2008. The current extraordinary disruption and readjustment in the financial markets expose us to investment risks, including the risks that the value and liquidity of our investments could further deteriorate and the issuers of the securities we hold could be subject to credit rating downgrades. There is no assurance that our investment portfolio will not suffer further losses in the future.

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

International sales accounted for 48% of our revenue for the year ended December 31, 2007, and 49% of our revenue for the nine months ended September 30, 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our ThermaCool system, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We outsource the repair of key elements of our first generation ThermaCool systems to a single repair subcontractor.

We outsource the repair of our first generation RF generator to a single repair subcontractor, Stellartech. If Stellartech’s operations are interrupted, we may be limited in our ability to repair equipment. Stellartech is dependent on trained technical labor to effectively repair our ThermaCool systems. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its repair operations could be halted and our ability to repair first generation ThermaCool systems would be impaired.

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

The cooling capability of our ThermaCool systems relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs and place certain restrictions which became effective in July 2007 on the import of R134a, and new products that utilize R134a. Our research and development staff continues to develop an alternative cooling system to address changing environmental regulations. We have also put in place a solution for the European Union import restrictions. If we are unable to develop an alternative cooling system for our device in a timely or cost-effective manner, our ThermaCool system may not be in compliance with changing environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 38% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Date: November 10, 2008	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	/s/ John F. Glenn
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