Form 10-K
period 2008-12-31
SOLTA MEDICAL INC
filed 2009-03-31
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

Commission File Number: 001-33123

SOLTA MEDICAL, INC.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2008 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was approximately $43 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 27, 2009 was 47,758,823.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

Overview

We design, develop, manufacture and market energy-based medical device systems for aesthetic applications. These systems are marketed under the brand names Fraxel® and Thermage® and are FDA-cleared for dermatological procedures in the following applications:

•	Skin Tightening. The Thermage NXT™ system offers non-invasive treatment options for skin tightening and contouring, body shaping, and improvement in the appearance of cellulite.

•

Skin Rejuvenation.    The Fraxel re:fine and Fraxel re:store systems offer treatments for skin conditions such as fine lines and pigmentation. In addition, the Fraxel re:store system offers treatments for acne and surgical scars, deeper lines and wrinkles, and actinic keratoses.

•

Skin Resurfacing.    The Fraxel re:pair system is for dermatological procedures requiring ablation, coagulation and resurfacing of soft tissue as well as for rhytids, pigmentation and vascular dyschromia.

Each of our systems consists of one or more handpieces, a console that incorporates a graphical user interface, an energy source and electronics, and a disposable treatment tip. We market our systems and treatment tips in the United States to physician practices primarily through a direct sales force and internationally in 87 countries through both a network of distributors and direct sales force. Our customers consist primarily of dermatologists and plastic surgeons and our expanded customer base includes other specialties such as general and family practitioners, gynecologists, ophthalmologists and others. As of December 31, 2008, we had a global installed base of over 4,600 systems.

On December 23, 2008, we acquired Reliant Technologies, Inc. (“Reliant”), a privately held company, for $25 million in cash, 23.6 million shares of our common stock and assumption of $9.4 million of debt, including a $5 million note payable to Thermage. The acquisition combined two companies with strong brand names with one of the largest direct U.S. sales forces in the industry. Following the acquisition, we changed our name to Solta Medical, Inc.

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

Electromagnetic radiation, specifically light and heat, applied to the different layers of the skin can have an effect on the skin’s appearance. Many factors, such as advancing age, smoking, and exposure to damaging environmental factors such as the sun, can result in undesirable hair growth, enlargement or swelling of blood vessels, deterioration of collagen that enables formation of wrinkles and sagging tissue, and uneven pigmentation or sun spots. Devices such as aesthetic lasers have been designed to generate light waves to deliver heat through the epidermis, into the dermis, for removal of hair, vein treatment and other aesthetic applications. Gels, coolants and other means are used to protect the epidermis from burning during this process. Delivery of heat below the dermis, into the subcutaneous fat layer, has been accomplished using other forms of energy for aesthetic effect.

The Market for Aesthetic Procedures to Treat the Skin

The American Society for Aesthetic Plastic Surgery reports that in 2008, total expenditures for aesthetic procedures were approximately $11.8 billion. From 1997 to 2008 the total number of aesthetic procedures increased from approximately 2.1 million to over 10.2 million procedures, representing an 15% compounded annual growth rate. Non-invasive aesthetic procedures were primarily responsible for the overall increase, rising from approximately 1.1 million to approximately 8.5 million procedures over the same period, representing a 20% compounded annual growth rate. We believe there are several factors that have contributed to this historical growth of non-invasive and minimally-invasive aesthetic procedures, including:

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

•

Market Shift Towards Less Invasive Procedures.    Market trends confirm that patients are moving away from invasive procedures towards minimally-invasive or non-invasive treatments. Notably, the American Society for Aesthetic Plastic Surgery reports that from 1997 to 2008 the total number of laser skin resurfacing procedures increased from approximately 154,000 to 580,000 procedures, representing a 13% compounded annual growth rate, and the total number of Botox injection procedures increased from 650,000 to 2.5 million injections over the same period, representing a 39% compounded annual growth rate.

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

•

Increasing Acceptance of Aesthetic Procedures.    Mass-market television shows like Extreme Makeover, The Doctors and 10 Years Younger reflect the mainstream acceptance of aesthetic procedures. Additionally, features in many popular television and print media have the effect of widely advertising the aesthetic procedures undertaken by celebrities, enhancing the glamour associated with and demand for self-improving treatments.

Similar market trends also exist outside the United States, where demand for non-invasive and minimally-invasive aesthetic procedures has also experienced strong growth. Manufacturers of these aesthetic devices typically derive one-third to one-half of their revenue from international sales.

Aesthetic Procedures for Skin and Their Limitations

Many medical treatments are available to treat wrinkles, rejuvenate the skin and give a patient a more youthful appearance. The most popular treatments include invasive surgical procedures, minimally-invasive needle injections and a variety of other procedures, many of which are energy-based.

Surgical Procedures

Of the various aesthetic alternatives for reducing wrinkles and rejuvenating appearance, invasive surgical procedures, such as cosmetic eyelid surgery, tummy tucks and facelifts, can create the most pronounced and long-lasting changes in appearance. They are performed by plastic surgeons with the patient under anesthesia. Compared to alternative treatments, however, invasive surgical procedures are expensive, costing thousands of dollars, and can involve weeks of post-surgical recovery and time away from work. They carry risk of infection, adverse reactions to anesthesia and hematoma, or accumulation of blood under the skin that may require removal.

Injections

Popular alternatives for temporarily improving appearance and reducing wrinkles include toxins, such as Botox, and soft tissue fillers, such as Restylane and Juvederm, that are injected into the skin. These injections are typically administered by dermatologists at a cost of several hundred dollars. In most instances, they involve little or no restricted recovery time for the patients. The effects of these procedures are temporary, however, and require repeat treatment, with Botox lasting from three to four months and injectable fillers typically lasting from three to six months.

Chemical Peels and Microdermabrasion

Chemical peels use acidic solutions to peel away the epidermis and microdermabrasion generally utilizes small sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing, and more severe complications such as changes in skin color. In addition, patients undergoing these treatments are often required to avoid sun exposure for several months following a procedure.

Laser and Light-based Procedures

Lasers and light based skin rejuvenation procedures typically involve the process of damaging the patient’s skin in a controlled manner in order to induce the skin’s natural wound-healing process. The objective is to stimulate the growth of new skin, resulting in a more youthful appearance.

One approach to skin rejuvenation, referred to as a bulk ablative approach, is to completely remove one or more layers of the skin in the treatment area. This procedure is often limited to patients with light skin and is rarely used off the face. Bulk CO2 laser treatments are one example of this approach. Bulk CO2 laser procedures and other bulk ablative procedures can be effective in rejuvenating the skin, however they often expose patients to substantial pain, long healing times and substantial risk of complications. Bulk ablative procedures can cause bleeding and oozing following a treatment, resulting in significant wound care and associated downtime for the patient. Adverse side effects may include infection, scarring and other possible complications such as hypopigmentation, which is a permanent or long-lasting whitening of the skin. Bulk ablative procedures are typically performed by experienced plastic surgeons and dermatologists and the number of these bulk ablative procedures performed annually has declined in recent years.

A second approach to skin rejuvenation is a bulk non-ablative approach which stimulates the skin’s natural wound healing process by mildly damaging collagen in the dermis without breaking or removing one or more layers of the skin. Intense pulsed light treatments are one example of this approach. Intense pulsed light procedures and other bulk non-ablative procedures treat many of the same skin conditions as bulk ablative approaches and are associated with shorter patient downtime and are less invasive. Nevertheless, intense pulsed light and other bulk non-ablative approaches commonly have drawbacks such as:

•

Limited effectiveness.    Bulk non-ablative procedures are typically less effective than bulk ablative procedures and many bulk non-ablative procedures are not typically used on areas other than the face or on patients with darker skin colors.

•

Adverse side effects.    Possible side effects associated with bulk non-ablative procedures include temporary bruising, localized darkening and scarring of the skin as a result of the indiscriminate bulk nature of the treatment and other factors.

•

Inconsistent results.    Bulk non-ablative procedures have a narrow therapeutic window because an appropriate treatment setting that produces results for one patient may have a risk of scarring for another while settings that are consistently safe for all patients often result in minimal or no improvement.

The Solta Medical Solution

We believe that our Fraxel systems provide compelling treatment alternatives for skin rejuvenation and resurfacing and that our Thermage systems fill an unmet need for non-invasive skin tightening, contouring and cellulite reduction treatments. In addition, use of these systems in combination with one another can provide an even more dramatic, synergistic result for patients seeking a more youthful appearance.

Fraxel

A new class of skin rejuvenation therapy, first introduced and commercialized by us, is referred to as “fractional” resurfacing. Fractional resurfacing creates thousands of microscopic treatment zones per square centimeter in the skin to stimulate repair and rejuvenation in the tissue by inducing the skin’s natural wound-healing response. At the same time, fractional resurfacing spares a significant portion of the tissue in the treatment area, and stimulates the spared tissue around each microscopic treatment zone to rejuvenate and resurface the skin. We believe fractional resurfacing overcomes the safety shortfalls associated with bulk ablative procedures and the efficacy and safety limitations associated with bulk non-ablative approaches by fundamentally changing the method of treatment.

We believe our Fraxel laser systems afford a new class of skin rejuvenation therapy that provides patients with effective, consistent results without significant downtime and risk of complications. We currently market three products: The re:store, re:fine and re:pair. The Fraxel re:store and Fraxel re:fine laser systems non-ablatively treat a range of applications that include wrinkles and fine lines, pigmentation, sun damage, uneven skin texture and melasma. In addition, the Fraxel re:store laser system is targeted for treating more severe conditions, such as acne and surgical scars, deeper lines and wrinkles, and actinic keratoses. The Fraxel re:pair laser system, our ablative fractional resurfacing system, treats the above conditions as well as skin laxity and vascular dyschromia. This system has already received the United States Food and Drug Administration (“FDA”) 510(k) clearance for indications requiring ablation, coagulation and resurfacing of soft tissue.

Our Fraxel systems provide a number of benefits for physicians and patients seeking to provide or receive skin rejuvenation and resurfacing treatments:

•

Effective Treatments.    Our Fraxel laser systems generate and deliver precise wavelengths of energy that create deep microscopic lesions to target specific skin conditions. Our technology also incorporates precise dosage control, which automatically adjusts the amount, pattern, depth and location of energy delivered into the skin to optimize treatment results and enable consistent results from patient to patient.

•

Ease of Use.    The motion control technology within our Fraxel laser systems enables practitioners to deliver Fraxel laser treatments by performing a simple painting motion on the patient’s skin. The motion control technology automatically delivers a consistent level and pattern of energy by compensating for how rapidly the practitioner moves the handpiece, enabling the practitioner to provide a more uniform post-treatment appearance and a reduced treatment time.

•

Broad Applications.    We offer Fraxel laser systems that can treat multiple skin conditions on all skin colors, and can be used on all skin surfaces, while other laser technologies are often confined to facial applications. Our Fraxel laser systems have gained FDA 510(k) clearance for the treatment of multiple skin conditions and we are continually evaluating additional opportunities.

•

Enhanced Safety.    Technologies contained in our Fraxel laser systems improve the safety profiles of our systems. One example is our Integrated Optical Tracking System which reduces the risk of operator error, including deactivating the laser if it is not in motion on the skin. The fact that our consumable treatment tips can be removed and disinfected further enhances the safety of the Fraxel re:store and Fraxel re:fine laser systems.

•

System Reliability.    Our Fraxel re:store and Fraxel re:fine laser systems incorporate advanced fiber laser technology that eliminates the need for optical alignment or adjustments within the laser source. These Fraxel laser systems require minimal regular maintenance and have a reduced total cost of ownership.

Thermage

Our Thermage systems consist of a radiofrequency (“RF”) generator with cooling capability, through the delivery of a coolant to protect the outer layer of the skin from over-heating, and a handpiece that, in conjunction with a treatment tip, regulates epidermis cooling and monitors treatment data. Our system includes a variety of single-use, disposable treatment tips that attach to the handpiece and are selected by physicians based on the procedure to be performed and the size of the area to be treated. The Thermage procedure is typically performed in a medical office setting by, or under the supervision of, trained and qualified physicians, including not only plastic surgeons and dermatologists, but also physicians who do not traditionally perform cosmetic procedures, such as general and family practitioners, obstetricians and gynecologists, and general and vascular surgeons.

Our Thermage systems provide the following benefits for physicians and patients seeking to provide or receive skin tightening, contouring and cellulite reduction treatments:

•

Controlled Heating of Collagen.    Collagen is found in the dermis and in fibrous septae strands in the subcutaneous fat layers of the skin. As we age, our skin loses collagen and the collagen that remains stretches, creating loose, saggy skin. Because RF energy delivery depends on tissue resistance and not on optical light absorption, it can penetrate to a much greater depth than conventional lasers down to the subcutaneous fat layer of the skin. Our monopolar RF heating technology has two mechanisms of action that impact collagen, an initial response and a secondary response. The initial response is an immediate collagen contraction, a dermal contraction for tightening and a fibrous septae contraction in the subcutaneous fat layer for contouring. A secondary wound healing response results in collagen deposition and remodeling, resulting in a continual tightening improvement over time. Our own clinical experience demonstrates, and published independent, along with affiliated, scientific data corroborates, the Thermage procedure’s tissue-tightening effect. This body of data provides potential physician customers with objective evidence that they can evaluate when considering a purchase of our system.

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

•

Single Procedure Treatment.    The Thermage procedure is normally performed in a medical office setting as a single treatment that takes from 20 minutes to an hour and a half, depending on the treatment area. Studies have shown clinical effect from a Thermage procedure that is both immediate and that can improve over a measurement period of six months following treatment. In addition, Thermage procedures have been used effectively on all skin types and tones and on various areas of the body.

•

Compelling Physician Economics.    We believe physicians are compensated more per hour by performing Thermage treatments than other non-invasive aesthetic device treatments. The Thermage system currently requires relatively lower capital costs than competing laser and RF systems, while average procedure fees for Thermage treatments generally exceed our competitors. We continue to design new treatment tips to address new applications.

•

Ease of Use.    The Thermage NXT system incorporates a straightforward user interface that allows a trained physician to easily perform procedures across various parts of the body. Different treatment sites may use different tips, each of which is pre-customized by size, pulse counts, pulse durations and heating profile to the intended procedure. The system provides real-time feedback and can be adjusted during the procedure as needed. The handpieces are designed with a small profile for accurate placement during treatment, comfort and ease of use.

Solta Medical’s Products

The following table provides information regarding Solta Medical’s products:

	Thermage NXT (1)	Fraxel re:store (2)	Fraxel re:fine	Fraxel re:pair
Commercial Launch Date:	January 2007	September 2006	June 2007	November 2007

Modality:	Non-ablative	Non-ablative	Non-ablative	Ablative

Energy Source:	Monopolar Radiofrequency	Erbium Glass Fiber Laser	Raman-shifted Fiber Laser	CO2 Laser

Wavelength:	N/A	1550 nm	1410 nm	10600 nm

Indications:
Cellulite Reduction	X
Eyelid Wrinkles	X	X	X
Periorbital Wrinkles	X	X	X
Melasma		X	X
Resurfacing		X	X	X
Pigmentation		X	X	X
Surgical/Acne Scars		X	X
Actinic Keratoses		X
Wrinkles and Rhytids	X			X
Vascular Dyschromia				X
Typical Patient Treatments:	1	3-4	5-6	1-2
Consumable Treatment Tip:	Yes	Yes	Yes	Yes
Approximate Tip Life:	One treatment (face/body part)	3-5 full face treatments	5-6 full face treatments	1-2 full face treatments
Treatment Length:	20 – 90 minutes	20 – 30 minutes	20 – 30 minutes	20 – 30 minutes

(1)	System updated from previous system launched in 2002
(2)	System updated from previous system launched in 2004

Fraxel re:store System

Our Fraxel re:store system was launched in September 2006 as an improved next generation product to our first system launched in September 2004 and offers a fractional non-ablative treatment utilizing a fiber laser. We believe the Fraxel re:store system provides an effective solution for skin conditions such as wrinkles, acne scars, skin texture and tone, and pigmentation, including melasma. This system can be operated at a wide range of treatment levels offering the clinician the versatility to treat both superficial and deep conditions based on the patient’s needs and preferences. Our targeted customer base for the Fraxel re:store system is physicians who have experience with aesthetic lasers or otherwise have practices performing various aesthetic treatments.

Fraxel re:fine System

Our Fraxel re:fine system, which we launched in June 2007, offers a fractional non-ablative treatment utilizing a fiber laser. The Fraxel re:fine system provides an effective, low discomfort treatment solution in a compact design. The Fraxel re:fine system is for physician practices that want to provide treatment for skin tone and texture, pigmentation and fine lines rather than the broader range of conditions treated by the Fraxel re:store system. Our target customer for the Fraxel re:fine system is a physician practice that is expanding into aesthetics or has a younger patient base primarily interested in preventative or lighter treatments.

Fraxel re:pair System

Our Fraxel re:pair system offers a fractional ablative treatment utilizing a CO 2 laser. We believe our Fraxel re:pair system produces similar effectiveness to traditional bulk ablative treatments, with less downtime and risks. The system also penetrates deeper into the skin than bulk ablative treatments, which may provide additional skin tightening. The Fraxel re:pair system delivers a new type of treatment we call fractional deep dermal ablation, for FDDA treatment. The Fraxel re:pair system has received FDA 510(k) clearance for dermatological procedures requiring ablation, coagulation and resurfacing of soft tissue. Our targeted customer base for the Fraxel re:pair system is physician practices that have significant experience in working with aesthetic lasers and are seeking effective but safer ablative procedures with less downtime than those currently offered in the market.

Fraxel Treatment Tips

Our Fraxel laser systems use proprietary consumable treatment tips. To perform a treatment, the physician attaches to the handpiece a treatment tip, which is designed to ensure the treatment is delivered consistently, safely and effectively. After approximately three to five treatments with the Fraxel re:store laser system, approximately five to six treatments with the Fraxel re:fine laser system and every treatment with the Fraxel re:pair laser system, the consumable tip is depleted of its useful life and must be replaced.

Components of Fraxel Laser Systems

Our Fraxel laser systems are comprised of a laser system and a delivery system, including the control console and handpiece. These components generate the laser energy, create individual fractional laser beams and deliver the treatment to the patient according to our optimized treatment parameters.

•

Fraxel re:store and Fraxel re:fine lasers.    Our Fraxel re:store and Fraxel re:fine system consoles each contain a fiber laser which generates laser pulses at 1550 nm and 1410 nm wavelengths, respectively. These wavelengths were specifically chosen to target water in the skin and to optimize the treatment results of each system. The fiber laser technology is specifically designed to produce a high quality beam of energy that maintains its wavelength accuracy to within a few nanometers. The fiber laser is also highly efficient, with low power requirements that can be provided by a standard wall outlet, and without the need for water cooling. Furthermore, the fiber laser is durable and robust with a long life span, and it is easy to set up and maintain, with no service requirement or need for optical alignments or adjustments.

•

Fraxel re:pair lasers.    Our Fraxel re:pair laser system utilizes an air-cooled CO2 laser at 10600 nm. The specific water absorption characteristics of this wavelength in the skin enable the laser to ablate the tissue immediately, creating a needle-like crater and thin zones of coagulation into the dermis. The treatment is made up of deep microscopic ablated zones surrounded by undamaged tissue, rather than a thin, general ablation of the entire surface as typically achieved with traditional CO2 lasers. By utilizing this fractional deep dermal ablation treatment, we believe treatments with the CO2 laser can be optimized for safety and shorter patient downtime.

•

Control Console and Graphical User Interface.    Our Fraxel laser systems feature a touch screen graphical user interface that allows the practitioner to select the energy level, treatment level and number of passes. In addition, each system has a dosage feedback system that enables the physician to accurately monitor the total energy delivered to the treatment area by utilizing measurement information obtained from our Intelligent Optical Tracking System. The console also features a simulation mode for training and patient demonstration.

•

Handpiece.    The laser energy is delivered to our Fraxel laser handpieces, which incorporate our high speed scanner and our Intelligent Optical Tracking System. An additional feature in the Fraxel re:store and Fraxel re:fine handpieces is an automated spot size control system. This system delivers optimum lesion penetration at each energy setting and minimizes bulk heating and discomfort.

•

Treatment Tips.    Our Fraxel laser systems use consumable treatment tips that attach to the handpiece. Due to the amount of laser energy absorbed by these tips over the course of treatments, they degrade and require replacement. We offer large and small tip solutions enabling the physician to treat all areas of the body effectively. Both the Fraxel re:fine and Fraxel re:store tips are designed to accommodate high level disinfection, and the necessary disinfection trays and instructions are provided during installation and training. The Fraxel re:pair tips are designed to support evacuation of tissue debris from the treatment field and are intended to eliminate any risk of biohazard, due to the ablative nature of the treatment. Each treatment tip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment.

Thermage NXT System

Our Thermage NXT system uses our patented method of delivering monopolar RF energy for heating collagen.

•

Monopolar Radiofrequency.    Monopolar RF delivery uses two electrodes, with one active electrode being held in the device handpiece by the physician and the second, a passive return electrode, typically attached to the patient’s back. Monopolar delivery allows for precise administration of energy because the electrical current is concentrated where the active electrode touches the body and disperses quickly as it travels towards the return electrode. The monopolar RF process is distinct from bipolar RF-based technology, which is superficial in depth, relying on current passing through tissue located between two probes placed close together on the surface of the skin. We believe that monopolar technology delivers energy effectively to a greater tissue depth than does bipolar technology.

•

The Treatment Tip Capacitive Coupling Mechanism of Action for Collagen Heating.    The single-use treatment tip device contains our patented technology that uses monopolar RF energy as a controlled tissue heating source through the use of a non-conducting material, known as a dielectric. Capacitive coupling is the use of the dielectric to create an electric field in the area where our treatment tip touches the body. The electric field induces a current within the surrounding tissue, resulting in volumetric heating of the tissue due to the tissue’s natural resistance to electrical current flow. The heating depth is based upon the size and geometry of the treatment tip and can be controlled from a few hundred microns to several millimeters in depth, depending upon the particular treatment tip selected for various treatment areas. Collagen is a more efficient conductor of electricity than fat tissue and therefore acts as a pathway for the electric current. To achieve this deep heating with simultaneous surface cooling, the surface of the treatment tip transmits RF energy to the skin while serving as a dynamic contact cooling membrane for the cryogen spray. The contact membrane continually monitors skin surface temperature to help protect the epidermis.

•	Comfort and Safety. Since the initial launch of our original Thermage system in 2002, we have monitored and revised our procedure guidelines to safely and effectively deliver RF energy and cryogen cooling to the treatment site with minimal discomfort to the patient. An energy-based aesthetic treatment, if not used according to the manufacturer’s protocol, has the potential to cause patient discomfort, irritation or surface tissue burning. We have designed our system to minimize the risk of these types of occurrences through stringent built-in safety precautions in addition to extensive user training. Our system regulates a combination of inputs to precisely and uniformly distribute RF energy over the treatment site, including temperature and pressure sensors at each corner of the treatment tip and pre-programmed power levels and times for specific treatments.

Thermage NXT System Components

Our Thermage NXT system includes three major components: the RF generator, the reusable handpiece and a single-use treatment tip, as well as several consumable accessories. Physicians attach a single-use treatment tip to the handpiece, which is connected to the RF generator. The RF generator authenticates the treatment tip device and programs the system for the desired treatment without physician intervention.

•

Radiofrequency Generator.    The RF generator produces a six-megahertz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved through the delivery of a coolant that cools and helps to protect the epidermal surface during a Thermage procedure.

•

Handpiece.    The reusable handpiece holds the treatment tip in place for the treatment and processes information about skin temperature and contact, treatment force against the skin, cooling system function and other important data. A precision control valve within the handpiece meters the delivery of the coolant.

•

Single-use Treatment Tips.    The treatment tip device is available in four sizes with several configurations of pulse counts, pulse durations and three heating profiles for efficient implementation of treatment guidelines, based on the size and nature of the treatment area. Physicians currently can order sterile treatment tips in sizes of 0.25 cm2, 1.5 cm2, 3.0 cm2 and 16.0 cm2. Each treatment tip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment. To enhance procedural safety, we have also programmed the EPROM for single-use treatments. Using the same treatment tip to perform multiple treatments could result in injury, as a result of the eventual breakdown of the treatment tip’s electrode dielectric membrane. Therefore, the EPROM ensures that the treatment tip is not reused following a particular procedure.

Our system also includes other consumable components in addition to treatment tips. The system houses a canister of coolant that can be used for an average of three to six procedures, depending on the total skin surface area treated and the treatment tip used. Each patient procedure also requires a return pad, which is typically adhered to the patient’s lower back to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary coupling fluid, an electrically conductive viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

Business Strategy

Our goal is to become a leading provider of energy-based medical devices for aesthetic applications by:

•

Broadening our Physician Customer Base.    We intend to continue penetrating the traditional aesthetic practitioner specialties, which include dermatologists and plastic surgeons. We are also seeking to increase our penetration in non-core physician specialties and physician-directed medi-spas with track records of safe and successful aesthetic treatments. Additionally, we continue to devote substantial resources to increasing our market penetration and strengthening our physician relationships in international markets.

•

Driving Treatment Tip Usage.    Unlike most traditional energy-based medical device businesses, which rely solely on the sale of new capital equipment to generate revenue, our disposable treatment tip business model enables us to maintain a continuous relationship with our customer base. We work collaboratively with our customer base to increase treatment tip usage by expanding clinical applications and augmenting and facilitating the marketing efforts of our physician customers. We believe that our customers’ interests are closely aligned with our own, and we monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. With marketing programs such as the Diamond Rewards Program and our international Partner Plan, our sales force works with physician customers to help develop a profitable Thermage and Fraxel businesses within their practice.

•

Developing New and Improving Current Applications.    Our current product portfolio allows us to offer products that meet a broad range of physician and patient needs. By continuing to invest in research and development, we intend to expand our product offerings even further by improving our current products and commercializing products that address new clinical treatment applications.

•

Seeking Growth Opportunities via Complementary Products, Technologies or Businesses.    We intend to continue pursuing opportunities to expand our core business by identifying opportunities to further complement our existing array of products for the aesthetics market with synergistic technologies and/or applications.

•

Expanding our International Presence.    We believe the size of the international market is comparable to the U.S. market, and we are focused on increasing our market penetration overseas and building global brand-recognition. We intend to add distributors and sales support staff to increase sales and strengthen physician relationships in international markets.

Sales and Marketing

We sell our Thermage and Fraxel systems to physicians in the United States primarily through a direct sales force of trained sales consultants. As of December 31, 2008, we had a 63-person U.S. direct sales force, including a national director and eight regional sales directors, managed by the Vice President of Sales. Our U.S. sales organization is divided into two groups, with half of the sales force focusing on existing customers to sell treatment tips, upgrades, accessory sales and training, and the remainder focusing on securing and broadening our new customer base. Outside of the United States, we primarily sell our Thermage and Fraxel systems to physicians in 87 countries through independent distributors. In select countries such as Australia, Hong Kong, Germany and the United Kingdom, we also have a direct sales organization.

United States Sales

Our strategy to increase sales in the United States is to:

•	remove obstacles for purchase, including treatment discomfort, time of treatment, efficacy, cost and increasing the variety of applications we offer;

•	continue to position the Thermage and Fraxel procedures as attractive alternatives to other aesthetic treatments for skin tightening, skin rejuvenation, skin resurfacing and body shaping;

•	work closely with our physician customers to increase product usage and enhance the marketing of Thermage and Fraxel procedures in their practices;

•	invest in consumer public relations; and

•	expand our sales efforts to reach physicians outside of the traditional specialties for aesthetic procedures.

Further, we actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We actively seek opportunities to obtain positive media exposure, and have been highlighted on such national broadcasts as Oprah, Good Morning America, The Today Show and E! Live from the Red Carpet, as well as numerous local news programs.

•

Consultative Sales Process.    Through our consultative sales process, we form strong relationships with our customers through frequent interactions. Beyond performing initial system installation and on-site training and certification, which can occur within two weeks of a physician’s purchase decision, our sales consultants provide consultation to physicians on how to integrate our systems into their practices and market procedures to their patients. Our sales consultants’ compensation structure emphasizes consumable sales and customer service over capital equipment sales, although our sales force also has incentives to generate new accounts through system sales. We require our sales consultants to invest substantial time in training and servicing our physician customers, and therefore we discourage sales to physicians who do not show the potential to drive aesthetic procedure volume.

•

Physician Training and Certification.    We provide comprehensive training and education to each physician upon delivery of the Thermage and Fraxel systems. We require this initial training to assist physicians in safely and effectively performing these procedures. The majority of physicians operating our installed base of systems have pursued and met the training criteria that we establish. To signify their achievement, we award a certificate of training to these physicians and identify them within the physician locator on our website. We do not list physicians within our physician locator unless they have met these training requirements.

•

Diamond Rewards Program.    This is an industry-exclusive customer loyalty program available to Solta Medical customers in the United States. The program allows physicians to lock-in preferred pricing for Thermage and Fraxel treatment tips along with other preferred customer benefits to help physicians grow their practices and increase practice profitability.

•

Direct-to-Consumer Marketing (“DTC”).    We have historically invested in consumer programs designed to build brand awareness and recognition, demonstrate our commitment to supporting our physician customers and distributors and increase demand for Thermage and Fraxel procedures. At the end of 2008 new consumer websites for both Thermage and Fraxel were launched. These sites are targeted to consumers interested in learning more about Thermage and Fraxel treatments and include information on our underlying technology and potential treatment outcomes, as well as short films and listings of local physicians who offer Thermage and Fraxel procedures. We have observed our website traffic increase significantly following national television appearances and their periodic re-broadcasts and following our DTC efforts. Due to women’s interest in anti-aging treatments and procedures, our current DTC efforts are focused on public relations where we utilize public relations outreach, such as desk-side briefings and pitching of new product press releases, to consumer health and beauty publications. This effort generates millions of gross impressions and has generated a high awareness of the Thermage and Fraxel brands among this key target demographic.

International Sales

As of December 31, 2008, we had an international sales team of 3 regional managing directors, 11 regional sales representatives and 3 clinical specialists managed by the Vice President of Sales. We support our independent distributors who market our Thermage and Fraxel systems in 87 countries. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. The percentage of our revenue from customers located outside the United States was approximately 48% in each of the years ended December 31, 2008, 2007 and 2006.

Our strategy to grow sales outside the United States is to:

•	increase penetration of Thermage and Fraxel systems in international markets in which our systems are currently sold;

•	increase utilization of our systems through increased treatment tips and consumable sales;

•	sell direct into select international markets; and

•	expand our marketing efforts to support direct sales into select international markets.

Competition

Our industry is subject to intense competition. We compete directly against laser and light-based skin rejuvenation products and procedures offered by companies such as Alma Laser, Candela, Cutera, Cynosure, Lumenis, Lutronic, Palomar Medical Technologies, Sciton and Syneron Medical. In addition, we compete against existing and emerging treatment alternatives such as cosmetic surgery, chemical peels, microdermabrasion, Botox, dermal fillers and collagen injections. Some of these alternative procedures require a lower initial capital investment by a practitioner, and some of these procedures may not require the purchase of a consumable treatment tip to perform a procedure. Some of our competitors are also publicly-traded companies and others have longer operating histories than we do. Many of them may enjoy several competitive advantages, including:

•	greater name recognition;

•	more extensive intellectual property protection;

•	established relationships with practitioners and other health care professionals;

•	established domestic and international distribution networks;

•	broader product lines and existing treatment systems, and the ability to offer rebates or bundle products to offer higher discounts or incentives;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products; and

•	greater financial resources for product development, sales and marketing and patent litigation.

Competition among providers of laser and other light-based devices for the aesthetic market is characterized by intensive sales and marketing activities. There are few barriers to entry that would prevent new entrants or existing competitors from developing products that could compete with ours. There are many companies, both public and private, that are developing devices that use light-based, radiofrequency-based and alternative technologies. Additional competitors may enter the market and we are likely to compete with new companies in the future. To compete effectively, we have to spend significantly on sales and marketing activities and differentiate our products on the basis of performance, brand name, reputation and price. We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to, or prefer the products offered by these competitors.

Research and Development

The focus of our research and development team is to provide technological innovation and associated intellectual property that expands the value proposition of our Thermage and Fraxel brand technology and product platforms. We work closely with medical thought leaders and physician entrepreneurs to understand unmet needs and emerging applications in aesthetic medicine. We continually improve the utility of existing products as well as develop new technology platforms for emerging aesthetic applications. At Solta Medical, we strengthen and accelerate the development process by engaging our fully-staffed, co-located aesthetic clinic and our on-site biomedical laboratory in technological innovation. This collaboration promotes the rapid conversion of concepts into products that are well differentiated, meet our recurring revenue business model, work and bring high praise from our customers. Our primary ongoing investments are in skin tightening, non-ablative and minimally ablative skin resurfacing, body shaping and contouring. We are committed to a secured, recurring revenue business model and our research and development team is guided by this commitment to fuel a balanced, long-term sales growth product portfolio with both disposable/consumable and capital equipment products. Current research and development activities address both the professional and consumer markets and are focused on:

•	Developing new laser wavelengths, laser delivery systems and new treatment indications;

•	Improving the efficacy and predictability of monopolar RF treatment and developing new energy delivery technologies for the future;

•	Developing algorithms, technology and devices for on-board skin diagnostics, precision dosage control and patient comfort management; and

•

Improving and developing state of the art security systems to ensure the safety and efficacy of our systems. These security systems also maintain integrity of our long-term recurring revenue in the form of tips, handpieces and other consumables.

As of December 31, 2008, we had a staff of 57 technical professionals focused on product development projects and the clinical, biomedical and regulatory support of these projects. We use off-site animal testing facilities and our fully equipped, on-site biomedical lab for the early development and evaluation of product concepts and for providing support to scientific and clinical studies conducted by our co-located clinic and by off-site investigators and institutions. We use transmission electron microscopy on biopsied tissue samples to corroborate that our products induce the denaturing of collagen that leads to immediate tissue tightening. We have developed histology techniques to investigate the depth of heat in tissue and the wound healing process that we believe is responsible for long-term improvement and tightening of tissue. Our staff of Laser Tissue Interaction specialists has amassed over 50,000 histological images in the quantification of treatment parameters. We have also created three-dimensional computer models to study tissue treatment with our products. In addition, we have also formed strategic relationships with outside contractors for assistance on specialized projects, and we work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for 2008, 2007 and 2006 were $9.5 million, $9.1 million and $9.6 million, respectively. The advanced research and development team includes physicists and biomedical systems engineers who create the prototype devices that enable the biomedical engineering team to explore the skin science. The biomedical engineering team is led by RF and laser tissue interaction specialists who model the laser tissue interactions, and create the databases that are utilized for the design of treatment systems. The product engineering team consists of experienced program managers, optical engineers, mechanical engineers, electrical engineers and embedded machine control software engineers who have the responsibility for design of ergonomic, reliable products, for documentation of those products, release to manufacturing and long-term design support.

Products for the Consumer Market

A significant portion of our research and development resources are directed towards development of technology for the consumer market. We entered into an agreement with Philips Consumer Lifestyle B.V. (“Philips”) in March 2008 to develop and commercialize a home-use, laser-based device for skin rejuvenation. We believe this represents a significant opportunity to bring laser-based devices directly to consumers. Under the agreement, Philips is currently making quarterly payments to us for research and development related to the device. Under the terms of this arrangement, Philips will make advance quarterly payments for the costs incurred in performing activities under the arrangement. Approximately $7 million of payments remained as of December 31, 2008, to be received by us over the next 7 quarters, or as agreed upon. Philips may terminate the agreement at any time if it chooses not to proceed with commercialization of the device. Upon commercialization of the device, Philips will pay us a percentage of net sales of the device and related products. As long as certain technology transfer payments are paid to us, the agreement is exclusive with respect to the right of Philips to manufacture, distribute, sell and commercialize the device and the related products. After termination of the agreement and/or termination of the exclusivity period as described above, we are prohibited from directly or indirectly manufacturing, selling, distributing and commercializing any laser-based devices for home-use by consumers that are similar to the device developed under this agreement. This program, by its nature, is generating component and system level cost reduction opportunities for our future professional products, as well.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2008, we had 65 issued U.S. patents, 84 pending U.S. patent applications, 33 issued foreign patents and 114 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. The issued U.S. patents have expiration dates between 2010 and 2025. Expiration may occur earlier under certain circumstances, such as if we do not continue to pay maintenance fees to the United States Patent and Trademark Office. Not all of our patents and patent applications are related to our current or future product lines, and some of our patents have been licensed to third parties. The pending foreign applications relate to similar underlying technological claims to the U.S. patents and/or patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

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

As a result of a settlement of litigation reached in June 2005, we and Syneron have granted each other a non-exclusive paid-up license under the patents asserted in the lawsuit and related patents under the parties’ control. We excluded from this license any rights to utilize monopolar RF technologies and capacitive electrical coupling, which we believe in combination allow the Thermage procedure to create a reverse thermal gradient and deep, near uniform, volumetric heating to achieve tissue tightening effects. Syneron excluded from its license any patents related to its proprietary Electro-Optical Synergy technology. Both parties admitted the validity of all patents in the litigation, but neither admitted any wrongdoing or liability.

We advised Alma Lasers Ltd. and Alma Lasers, Inc (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made non-final rejections of some claims of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. We do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows.

Through the acquisition of Reliant Technologies, Inc. (“Reliant”) in December 2008, we have an exclusive, royalty bearing, worldwide license, with the right to sub-license, with Massachusetts General Hospital to a patent application relating to some of the technology used in the Fraxel laser systems. Under the agreement, we made a payment to Massachusetts General Hospital upon achievement of a described milestone, and we pay royalties on sales of Fraxel laser systems and consumable tips. Massachusetts General Hospital has the right to control the prosecution of the patent application subject to this license and the enforcement of any patent that may issue, subject to our right to enforce it should Massachusetts General Hospital elect not to do so. The license agreement with Massachusetts General Hospital will remain in effect until the later of (a) the date on which all issued patents and filed patent applications within the patent application subject to the agreement have expired or been abandoned, and (b) one year after the last commercial sale for which a royalty is due under the agreement, unless the agreement is terminated earlier in accordance with its terms.

On November 10, 2008, we entered into agreements with Palomar Medical Technologies and Massachusetts General Hospital to create the Fractional Technology Open Patent Program (“FTOPP”). The FTOPP was designed to provide third parties the opportunity to license technology related to fractional light-based treatments in the professional field. Subject to certain conditions, we agreed to license patents that are included in the FTOPP on a non-discriminatory basis to such third parties. The FTOPP agreements require that the royalties from FTOPP licensees be allocated amongst the three parties.

The FTOPP comprises six patent families, including eleven issued and pending U.S. patents and applications, along with foreign counterparts. Included in the FTOPP are: U.S. patent numbers 6,632,219 and 6,059,820 and patent application number 11/250,139 (the “Tankovich-Baranov” patent family named for inventors Dr. Nikolai Tankovich and Dr. Eugene Baranov); U.S. patent application number 10/542,390 (the “1678” patent family licensed by us from Massachusetts General Hospital); and U.S. patent application number 10/367,582 (the “582” patent family). Included in the FTOPP from Palomar Medical Technologies are: U.S. patent number 6,997,923 and patent application number 11/235,697 (the “923” patent family); and U.S. patent number 6,723,090 and patent application number 11/408,272 (the “Fiber Laser” patent family). Also included in the FTOPP from Massachusetts General Hospital is U.S. patent number 7,331,953 and patent application number 11/931,232 (the “953” patent family).

In conjunction with the FTOPP, we and Palomar Medical Technologies entered into a cross-license agreement by which we have licensed certain patents to each other and have granted covenants not to sue with respect to each other’s existing products and technologies.

In addition, we have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in other patent litigation in the future. Patent litigation is very expensive and could divert management’s attention from our core business. Patent litigation could also result in our patents being held invalid or narrowly construed. We have in the past and may in the future offer certain of our intellectual property rights for license to our competitors. As of December 31, 2008, we have not entered into any such licenses with our competitors other than our license with Syneron. We granted Edward Knowlton, one of our founders and inventor of Thermage’s original patents, an exclusive license under the original Thermage patents and related patents for certain non-cosmetic applications. We also granted Relay Technologies, Inc. an exclusive license under the Reliant intellectual property for certain non-cosmetic applications, as part of the merger transaction between Reliant and Thermage.

Solta Medical has several registered trademarks and service marks. “Thermage,” “ThermaCool,” “NXT,”, “Reliant,” and “Fraxel,” are registered trademarks in the United States and several foreign countries. As of December 31, 2008, we have 391 pending and registered trademark filings worldwide, some of which apply to multiple countries, providing coverage in 60 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

Clinical Research

We are co-located with an aesthetic clinic managed by an independent plastic surgeon medical director. The aesthetic clinic is funded and administratively managed by the Company. The staff of the clinic performs Thermage and Fraxel procedures, participates in clinical studies and assists in research into new therapies using our systems. These studies provide us with immediate feedback on treatment parameters and treatment protocols which enable us to develop and improve the safety and efficacy of our aesthetic treatment systems. The clinic also conducts on-site clinical studies in support of obtaining additional regulatory clearances, applications development and photographic documentation. The clinic also offers us a hands-on observation and training center for potential physician and nurse customers or for those interested in advanced training in treatment protocols and system parameters to achieve optimal outcomes.

Manufacturing

Our manufacturing strategy involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. Our internal manufacturing activities include the assembly, testing and packaging of Thermage and Fraxel branded treatment tips and handpieces, as well as the final integration, system testing and packaging of Thermage and Fraxel systems. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our facility for final assembly or inspection, testing and certification. Finished product is stored at and distributed primarily from our Hayward facility. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

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

We obtain programmable memory chips for our treatment tips and the coolant valve for our handpiece and systems from single suppliers, for which we attempt to mitigate risks through inventory management and purchase order commitments. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, the availability of cryogen for our cooling module, which we can source from multiple suppliers, may fluctuate due to changes in the global supply of this material. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products, nor has the ready supply of finished product to our customers been adversely affected.

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

Services and Support

We strive to provide highly responsive service and support for both our Thermage and Fraxel systems and our treatment tip and consumable products.

Our treatment tips and consumables are shipped from finished goods inventory typically on the day of the order. All treatment tips are identified with lot numbers and date codes that indicate the expiration date of the product and are fully warranted until the date of expiration. We maintain a staff of customer service personnel in our Hayward, California facility that is available by phone to our customers to answer questions regarding the use of our products. In addition, in the United States our direct sales force provides on-site support and training to our customers in the use of Thermage and Fraxel systems.

In the United States, our systems and accessory products are shipped to a customer’s site for initial installation and training by one of our direct sales consultants. Our direct sales force, our customer service personnel and our product service staff provide post-installation support and service. In the event of a failure of a system, our customer service department arranges in most cases for the immediate shipment of “loaner” equipment to the customer for its use during the time that the equipment is being repaired. Our goal is to minimize the disruption caused by a service event, and our customers typically receive loaner equipment within two days after notifying us of a problem. In addition, we arrange for the customer’s equipment to be returned to our Hayward facility where we confirm and diagnose the problem. Any necessary repairs are performed either at our facility or, in the case of the first generation Thermage system, at a contract manufacturer’s facility. All systems and components are serialized or lot tracked, and device history records are maintained that track service history and configuration. In markets outside of the United States, our products are serviced and supported through our independent distributors or, in our directly supported international markets, by our field service personnel and/or third party service providers.

Government Regulation

Our Thermage and Fraxel systems are medical devices and are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration (“FDA”), as well as other federal and state regulatory bodies in the United States and laws and regulations of foreign authorities in other countries. FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

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

510(k) Clearance Pathway

When a 510(k) clearance is required, we must submit a premarket notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications (“PMA”). By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will place the device, or the particular use, into class III, requiring premarket approval.

Radiofrequency devices used for aesthetic procedures, such as wrinkle reduction, are generally regulated as Class II medical devices and are qualified for clearance under 510(k) procedures. We have received 17 510(k) clearances for the Thermage system for multiple indications. We received FDA clearance to market our Thermage system for the treatment of periorbital wrinkles and rhytids in November 2002 and for treatment of facial wrinkles and rhytids in June 2004. In December 2005, we received FDA clearance to market our Thermage system for full body treatment of wrinkles. In October 2006, we received FDA clearance to market the Thermage system, for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our Thermage system for treatment of wrinkles and rhytids for the upper and lower eyelids.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted 11 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair handpieces in July 2008, which deliver ablative and incisional treatments for surgical applications.

We currently have one 510(k) submission pending clearance by the FDA. This submission supports a modification to the Thermage NXT System. We cannot assure you that this clearance will be granted in a timely fashion, or at all.

Premarket Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may last longer. An advisory panel of experts from outside the FDA is typically convened to review and evaluate the PMA applications and provide recommendations to the FDA as to the approval of the device. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose specific testing, control, documentation and other quality assurance procedures.

To date, no device that we have developed has required premarket approval, nor do any of the devices currently in development require premarket approval.

Product Modifications

After a device receives 510(k) clearance, any product modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any decision and disagree with a manufacturer’s determination not to file a new 510(k) or PMA. If the FDA disagrees with our determination, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distribution and/ or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have modified aspects of our Thermage and Fraxel Systems and accessories since receiving regulatory clearance, and we have made additional 510(k) filings when we deem it necessary. Decisions and rationale not to file a 510(k) for device modifications are documented.

Clinical Trials

Clinical trials are almost always required to support an FDA premarket application and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption (“IDE”), to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, (“IRB”), at the clinical trial sites.

Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices (GCP). We are also required to obtain patients’ informed consent in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal, or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe, clinical studies must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

Quality System Regulations (“QSR”) which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses;

•

medical device reporting (“MDR”) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad post-market and regulatory enforcement powers. We and our repair subcontractor are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, to determine compliance with the QSR and other regulations. In the past, our facility has been inspected, and observations were noted. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSRs. The most recent FDA establishment inspection of the Solta Medical facility occurred during the fourth quarter of 2007 and resulted in no observations (483s) noted.

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

The primary regulatory environment in Europe is that of the European Union, which is primarily governed by the European Union Directive 93/42/EEC, also known as the Medical Device Directive. The European Union and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union. The method of assessing conformity varies, depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct an assessment of compliance with applicable directives. This third-party assessment may consist of an audit of the manufacturer’s quality system, standards, and specific testing of the manufacturer’s device. An assessment by a Notified Body is required in order for a manufacturer to commercially distribute a product throughout the participating countries. Our Thermage and Fraxel devices were all previously CE Marked in conformance with applicable medical device directives and can be commercially sold throughout the European Union, as well as in other countries that recognize products bearing the CE Mark. Our facility in Hayward, California was previously awarded the ISO 9001:2000 and the CAN/CSA ISO 13485:2003 certifications. In order to apply CE marking to the Thermage and Fraxel devices under the governance of one Notified Body, we are currently completing a recertification process, which includes a Notified Body reassessment.

Employees

As of December 31, 2008, we had 265 employees, with 110 employees in sales and marketing, 8 employees in technical services, 52 employees in manufacturing operations, 57 employees in research and development including clinical, regulatory and certain quality functions, and 38 employees in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

You may find on our website at http://www.solta.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our Audit and Compensation Committees and our Code of Ethics are available on our website as well. In the event that we grant a waiver under our Code of Ethics to any of our officers or directors we will publish it on our website.

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

Risks Related to Our Business

We are in a difficult economic period, and the uncertainty in the economy has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for Thermage or Fraxel procedures, practitioner demand for our Thermage NXT and Fraxel systems could drop, resulting in unfavorable operating results.

Recent distress in the financial markets has had an adverse impact on our business. The aesthetic treatment system industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a Thermage or Fraxel procedure is driven by consumer demand. Most procedures performed using our Thermage NXT and Fraxel systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate. Our business is sensitive to a number of factors that influence the level of consumer spending, including political and economic conditions such as recessionary environments, current economic conditions and access to credit markets, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Consumer demand may also be influenced by a number of factors, such as:

•	our sales and marketing efforts directed toward consumers, as to which we have limited experience and resources;

•	the extent to which physicians recommend our procedures to their patients;

•	the cost, safety and effectiveness of a Thermage or Fraxel procedure versus alternative treatments; and

•	general consumer sentiment about the benefits and risks of aesthetic procedures.

If the current situation continues or deteriorates further, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking Thermage or Fraxel procedures.

We may be required to raise additional capital and or debt financing on unfavorable terms.

Our future liquidity requirements may increase beyond currently expected levels if we fail to achieve sustained profitability or if unanticipated expenses or other uses of cash arise. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. Any of these factors could harm our business and financial condition.

We are totally dependent upon the success of our Thermage and Fraxel systems, which have a limited commercial history. If our products fail to achieve sufficient market acceptance, our business will suffer.

We expect that sales of our Thermage and Fraxel systems, including our treatment tips, will account for substantially all of our revenue for the foreseeable future. We expect to expand our line of treatment tips for new applications. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our Thermage and Fraxel systems may not significantly penetrate current or new markets. If demand for our Thermage and Fraxel systems does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

Our financial results may fluctuate unpredictably, making it difficult to forecast future performance.

Our limited operating history makes it difficult for us to predict future performance. Historically, the demand for our Thermage and Fraxel systems has varied from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

•	delays in receipt of anticipated purchase orders;

•	seasonal variations in patient demand for aesthetic procedures;

•	the impact of general economic conditions on the demand for aesthetic procedures;

•	performance of our independent distributors;

•	the lack of credit available to physicians to finance capital equipment purchases;

•	positive or negative media coverage of our products or products of our competitors or our industry;

•	our ability to obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

•	changes in the length of the sales process;

•	customer response to the introduction of new product offerings; and

•	fluctuations in foreign currency.

Our success depends on growing physician adoption of our Thermage and Fraxel systems and continued use of our treatment tips.

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our systems products depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our Thermage and Fraxel systems and continued purchases by our customers of our treatment tips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. In addition, the lack of credit available to physician to finance the purchase of Thermage and Fraxel systems may also impact adoption of our Thermage and Fraxel systems. We must be able to demonstrate that the cost of our Thermage and Fraxel systems and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive or minimally invasive aesthetic procedures. If we are unable to increase physician adoption of our Thermage and Fraxel systems and use of our treatment tips, our financial performance will be adversely affected.

We may face problems with our recent acquisition of Reliant Technologies, Inc.

On December 23, 2008, we announced the completion of our acquisition of privately held Reliant Technologies, Inc., or Reliant, a medical device company, for approximately $25 million in cash, 23.6 million shares of our common stock and the assumption of up to $9.4 million of debt. We cannot be certain that the acquisition of Reliant will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to successfully integrate the Reliant management team and employees or realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition into the markets for our products. Any of these factors and the following factors, as well as the inability to realize the anticipated efficiencies and synergies of the acquisition of Reliant, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the possibility that the business cultures will not be compatible;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

Any acquisitions that we make could disrupt our business and harm our financial condition.

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We have incurred integration costs related to the acquisition of Reliant. We may incur similar expenses in future periods as we complete our integration plan, as well as expenses associated with evaluation of other potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

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

We incurred a loss of $16.4 million in the year ended December 31, 2008. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve sustained profitability could negatively impact the market price of our common stock.

We may fail to effectively build and manage our sales force or to market and distribute our products.

We rely on a direct sales force to sell our products in the United States. As the Company grows, we expect to grow or realign our sales organization to meet our anticipated sales objectives. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

•	hire qualified individuals as needed;

•	provide adequate training for the effective sale of our products; and

•	retain and motivate our sales employees.

In addition, sales to non-traditional practitioners of aesthetic procedures is a key element of our growth strategy. However, our sales force historically has sold primarily to dermatologists and plastic surgeons. Also, our systems compete with products that are well-established in the market. Accordingly, it is difficult for us to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell our products, causing our revenue to be lower than expected and harming our results of operations.

We may not be successful in selling and marketing our new products.

The commercial success of the products and technologies we develop will depend upon the acceptance of these products by physicians and their patients. It is difficult for us to predict how successful recently introduced products and procedures, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results will suffer. In addition, we expect to face significant competition, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

We are involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

We advised Alma Lasers Ltd. and Alma Lasers, Inc (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made non-final rejections of some claims of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. Although we do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows, our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

Litigation related to infringement and other intellectual property claims, with or without merit, is unpredictable, can be expensive and time-consuming and could divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement.

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. If our products or methods are found to infringe, we could be prevented from marketing them. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our products. Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing our products in one or more countries.

In addition, we may hereafter become involved in litigation to protect our trademark rights associated with our company name or the names used with our products. Names used with our products and procedures may be claimed to infringe names held by others or to be ineligible for proprietary protection. If we have to change the name of our company or products, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

Intellectual property rights may not provide adequate protection for our products, which may permit third parties to compete against us more effectively.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2008, we had 65 issued U.S. patents, 86 pending U.S. patent applications, 21 issued foreign patents and 114 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

In addition, competitors could purchase our systems and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

Our marketable investments may be subject to loss.

Our investment portfolio as of December 31, 2008 had suffered an approximately $1.1 million unrealized loss. The current extraordinary disruption and readjustment in the financial markets expose us to investment risks, including the risks that the value and liquidity of our investments could further deteriorate and the issuers of the securities we hold could be subject to credit rating downgrades. There is no assurance that our investment portfolio will not suffer further losses in the future.

Performing clinical studies on, and collecting data from, the Thermage or Fraxel procedures is inherently subjective, and we have limited data regarding the efficacy of our systems. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of our Thermage and Fraxel systems. Clinical studies of aesthetic treatments are subject to a number of limitations. First, these studies do not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is the most common method of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive or minimally invasive energy-based devices, the effect of the Thermage and Fraxel procedures vary from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

We have not conducted any head-to-head clinical studies that compare results from treatment with our systems to surgery or treatment with other aesthetic devices. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase our Thermage and Fraxel systems. If we decide to pursue additional studies in the future, they could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, our Thermage and Fraxel systems may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from the Thermage and Fraxel procedures could impair our financial performance.

Our future success depends upon patients having a positive experience with the Thermage or Fraxel procedures in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage or Fraxel procedures if they find it to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedure side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain, or any of these side effects or adverse events could discourage a patient from having a Thermage or Fraxel procedure or discourage a patient from having additional procedures or referring Thermage and Fraxel procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from a Thermage or Fraxel procedure are subjective and may be subtle. A Thermage or Fraxel treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

To successfully market and sell our systems internationally, we must address many issues with which we have limited experience.

International sales accounted for 48% of our revenue for each of the years ended December 31, 2007 and 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

To market and sell our products internationally, we depend on distributors, and they may not be successful.

We currently depend primarily on third-party distributors to sell and service our products internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell our systems. Distributors may not commit the necessary resources to market, sell and service our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

We compete against companies that have more established products, longer operating histories and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

The aesthetics market is highly competitive and dynamic, and is marked by rapid and substantial technological development and product innovations. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. Specifically, our products compete against a variety of offerings in the aesthetics market, including laser and other light-based medical devices, pharmaceutical products such as Botox, filler injections, chemical peels, microdermabrasion, liposuction, cosmetic surgical procedures and less invasive surgical solutions such as implanted sutures. Our closest competitors are makers of laser and other light-based devices, which include companies such as Alma Laser, Candela, Cutera, Cynosure, Lumenis, Lutronic, Palomar Medical Technologies, Sciton and Syneron Medical.

Competing in the aesthetics market could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and on such factors as:

•	safety and effectiveness;

•	product pricing;

•	success of our marketing initiatives;

•	compelling clinical data;

•	intellectual property protection;

•	quality of customer support; and

•	development of successful distribution channels, both domestically and internationally.

Some of our competitors have more established products and customer relationships than we do, which could inhibit our market penetration efforts. For example, we have encountered, and expect to continue to encounter, situations where, due to pre-existing relationships, potential customers decided to purchase additional products from our competitors. Potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors and thus may decide not to purchase our products, or to delay such purchase. If we are unable to achieve continued market penetration, we will be unable to compete effectively and our business will be harmed.

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

While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. As we continue to create market demand for non-surgical, non-invasive or minimally invasive treatments, competitors will enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our systems could become obsolete and our revenue will decline as our customers purchase competing products.

Negative publicity regarding our Thermage and Fraxel procedures could harm demand, which would adversely affect sales and our financial performance.

We have in the past experienced, and expect that in the future we will experience, negative media exposure. Such publicity may present negative individual physician or patient experience regarding the safety or effectiveness of our procedures. Competitors could attempt to use such publicity to harm our reputation and disrupt current or potential future customer relationships. While, to date, we have not observed a material impact on our quarterly financial results of operations from negative publicity, future results could be negatively impacted. Additionally, while we believe that obtaining positive publicity is important to our success, and it is an important component of our marketing efforts, we have also not observed a material impact on our quarterly financial results of operations from positive publicity.

Our reputation and competitive position may be harmed not only by negative media exposure, but also by other publicly-available information suggesting that our procedures are not safe. For example, we file adverse event reports with the FDA that are publicly available on the FDA’s website if our product may have caused or contributed to a serious injury or malfunctioned in a way that would likely cause or contribute to a serious injury if it were to recur. Competitors may attempt to harm our reputation by pointing to isolated injuries that have been reported or publicized, or by claiming that their product is superior because they have not filed as many adverse event reports with the FDA. Such negative publicity and competitor behavior could harm our reputation and our future sales.

We outsource the repair of key elements of our first generation Thermage RF generator to a single repair subcontractor.

We outsource the repair of our first generation Thermage RF generator to a single contract manufacturer, Stellartech. If Stellartech’s operations are interrupted, we may be limited in our ability to repair equipment. Stellartech is dependent on trained technical labor to effectively repair our generator. In addition, Stellartech is a medical device manufacturer and is required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If Stellartech fails to comply with the FDA’s QSR, its repair operations could be halted and our ability to repair first generation systems would be impaired.

Our manufacturing operations and those of our key manufacturing subcontractors are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

Several components and materials that comprise our products are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

Problems in our manufacturing processes, or those of our manufacturing subcontractors, that lead to an actual or possible malfunction in our products, may require us to recall product from customers and could disrupt our operations. Our results of operations, our reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a recall or patient injury, and delays in our ability to fill customer orders.

We may not be able to develop an alternative cooling system that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

The cooling capability of our Thermage systems relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs and place certain restrictions by July 2007 on the import of R134a, and new products that utilize R134a. Our research and development staff continues to make good progress in developing an alternative cooling system to address changing environmental regulations. We have also put in place a solution for the European Union import restrictions. If we are unable to develop an alternative cooling system for our device which is not dependent on R134a in a timely or cost-effective manner, our Thermage system may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

We forecast sales to determine requirements for components and materials used in our systems, and if our forecasts are incorrect, we may experience delays in shipments or increased inventory costs.

We keep limited materials, components and finished product on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to six months in advance and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventory, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of systems to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

Even though we require training for users of Thermage and Fraxel systems and do not sell our systems to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

While we only sell our products to licensed physicians who have met our training requirements, Federal regulations allow us to sell our systems to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our systems may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of our products by non-physicians. Outside the United States, our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of products. We do not supervise the procedures performed with our systems, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We, and our distributors, require purchasers of our products to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of our systems to companies that rent our systems to third parties without our approval, but cannot prevent an otherwise qualified physician from contracting with a rental company in violation of their purchase agreement with us. The use of our systems by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to defective design, labeling, material or workmanship, or misuse of our products, and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If our products are defectively designed, manufactured or labeled, contains defective components or is misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been and may, in the future, be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

The dielectric material in our Thermage treatment tips may degrade with prolonged operation of our device, which could, in turn, lead to skin burns. Our research and development staff continues to be innovative in designing and implementing strategies to mitigate the risks associated with breakdown of the dielectric material in our treatment tips. If we are unable to address this issue effectively, we could be subject to product liability litigation, as well as damage to our reputation in the marketplace, as a result of potential injury to patients.

After-market modifications to our treatment tips by third parties and the development of counterfeit treatment tips could reduce our sales, expose us to product liability litigation and dilute our brand quality.

Third parties have introduced adulterated after-market modifications to our treatment tips which have enabled re-use of our treatment tips in multiple procedures. Because our treatment tips are designed to withstand a finite number of firings, modifications intended to increase the number of firings could result in patient injuries caused by the use of worn-out or damaged treatment tips. In addition, third parties may seek to develop counterfeit treatment tips that are compatible with our systems and available to practitioners at lower prices than our own. If security features incorporated into the design of our systems are unable to prevent after-market modifications to our treatment tips or the introduction of counterfeit treatment tips, we could be subject to reduced treatment tip sales, product liability lawsuits resulting from the use of damaged or defective goods and damage to our reputation for providing a quality product.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent distributors, most of who are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

Risks Related to Regulatory Matters

If we fail to obtain and maintain necessary FDA clearances for our systems and indications, if clearances for future products and indications are delayed, not issued or rescinded or if there are federal or state level regulatory changes, our commercial operations would be harmed.

Our Thermage and Fraxel systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for various indications for our Thermage and Fraxel systems. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. Our ThermaCool system is also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

If we or our repair subcontractors fail to comply with the FDA’s Quality System Regulation, our business would suffer.

We and our repair subcontractors are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure, or the failure of our repair subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

We may be unable to obtain or maintain international regulatory qualifications or approvals for our current or future products and indications, which could harm our business.

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We primarily rely upon third-party distributors to obtain all regulatory clearances and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the registration of products outside the United States, we must comply with and be registered to the ISO 13485: 2003 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003 registration may adversely impact or prevent the registration of our products in some foreign countries.

Risks Related to Our Internal Control over Financial Reporting

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

If we are unable to assert that our internal control over financial reporting is effective in any future period, or if and when applicable, our auditors are unable to express an opinion on the effectiveness of our internal controls, or conclude that our internal controls are ineffective, or if we fail to maintain adequate and effective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Risks Related to Our Common Stock

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

We provide guidance to the investing community regarding our anticipated future operating performance. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed. In light of these factors, and the uncertainty as a result of the general economic situation, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of sales of our products;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	developments in our industry;

•	media exposure of our products or products of our competitors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control more than 38% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 52.2 million shares will be available for future issuance, and 10,000,000 shares of authorized preferred stock, all of which will be available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

None.

Item 2.	Properties

We occupy an 88,000 square foot facility in Hayward, California, under a lease that ends in September 2010, with an option to extend for an additional three-year term. We lease another facility of approximately 64,000 square feet in Mountain View, California, the site of Reliant’s prior headquarters. That lease will expire in November 2009 and we currently do not plan to extend that lease after its expiration date. We believe our facilities are adequate for our current and future needs for at least the next 12 months.

Item 3.	Legal Proceedings

We advised Alma Lasers Ltd. and Alma Lasers, Inc (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s Accent XL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made non-final rejections of some claims of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. We do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows.

On August 6, 2007, we were served with a complaint filed in San Mateo County Superior Court styled Court House Plaza Company v. Reliant Technologies, Inc., et al. The complaint alleged that plaintiff, a former landlord of Reliant, was entitled to certain warrants to purchase Reliant’s common stock in partial consideration for our lease of the plaintiff’s property between 2002 and 2005. After the termination of the lease agreement, we entered into a written agreement in April 2006 with plaintiff whereby we granted plaintiff a warrant to purchase 68,029 shares of its preferred stock in settlement of all obligations owed by us under the lease agreement. The plaintiff subsequently alleged that it was entitled to 138,343 fully-paid shares, rather than the warrant, and asserted claims for declaratory relief, contract damages of $887,600 plus interest and reformation of the warrant agreement entered into in April 2006. On September 14, 2007, we filed an answer generally denying all asserted claims and separately, a cross-complaint for declaratory relief. On April 30, 2008, we filed a motion for summary judgment. This case was settled in December 2008 for approximately $175,000.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock has traded on the Nasdaq Global Market under the symbol “SLTM” (previously “THRM”) since our company name change on January 12, 2009. On February 27, 2009, the closing sale price of our common stock was $1.00 per share.

Common Stockholders

As of February 27, 2009, there were approximately 216 stockholders of record of our common stock, one of whom was CEDE & Co, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is approximately 2,500.

Stock Prices

The following table sets forth quarterly high and low sales prices of our common stock for the indicated periods:

	High	Low
Year Ended December 31, 2007
First Quarter	$10.70	$7.00
Second Quarter	9.10	6.80
Third Quarter	9.08	6.94
Fourth Quarter	7.98	5.43

Year Ended December 31, 2008
First Quarter	$6.25	$3.28
Second Quarter	3.44	2.65
Third Quarter	4.34	2.20
Fourth Quarter	3.50	1.15

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. The board of directors currently intends to retain any future earnings for use in our business. Pursuant to our loan agreement with Silicon Valley Bank, we are prohibited from making any cash payments for dividends or purchasing or redeeming any of our equity securities, returning any capital to any holder of our equity securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index for the period beginning on November 10, 2006, our first day of trading after our initial public offering, and ending on December 31, 2008.

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

Statement of Operations Data

(in thousands of dollars, except share and per share data)	Years Ended December 31,
	2008*	2007	2006	2005	2004
Net revenue	$56,681	$63,101	$54,320	$40,655	$50,384
Cost of revenue	15,066	15,976	15,259	12,309	12,452

Gross margin	41,615	47,125	39,061	28,346	37,932
Operating expenses
Sales and marketing	27,001	26,195	24,071	19,997	15,596
Research and development	9,502	9,099	9,639	8,908	8,490
General and administrative	13,662	11,300	9,973	7,414	8,873
Acquired in-process research and development	9,060	—	—	—	—
Litigation settlement gain	—	—	—	(1,646)	—

Total operating expenses	59,225	46,594	43,683	34,673	32,959

Income (loss) from operations	(17,610)	531	(4,622)	(6,327)	4,973
Interest and other income	2,334	2,520	768	340	177
Interest, warrants and other expenses	(15)	—	(55)	(1,549)	(14)
Loss on investments	(1,088)	—	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(16,379)	3,051	(3,909)	(7,536)	5,136
Provision for income taxes	(14)	(271)	—	—	(103)

Net income (loss) before cumulative effect of change in accounting principle	(16,393)	2,780	(3,909)	(7,536)	5,033

Cumulative effect of change in accounting principle	—	—	—	(697)	—

Net income (loss)	$(16,393)	$2,780	$(3,909)	$(8,233)	$5,033

Net income (loss) allocable to common stockholders	$(16,393)	$2,780	$(3,909)	$(8,233)	$313

Net income (loss) per share — basic and diluted:
Before cumulative effect of change in accounting principle				$(2.06)
Cumulative effect of change in accounting principle				(0.19)

Net income (loss) per share — basic	$(0.67)	$0.12	$(0.60)	$(2.25)	$0.10

Net income (loss) per share — diluted	$(0.67)	$0.11	$(0.60)	$(2.25)	$0.06

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	24,506,673	23,241,031	6,561,648	3,664,990	3,023,225

Diluted	24,506,673	24,884,458	6,561,648	3,664,990	5,319,754

*	Includes the effect of the acquisition of Reliant Technologies, Inc. on December 23, 2008 and the results of operations of Reliant Technologies, Inc. from December 23, 2008 to December 31, 2008.

Balance Sheet Data

	As of December 31,
(in thousands of dollars)	2008*	2007	2006	2005	2004
Cash and cash equivalents	$7,556	$13,650	$45,915	$10,121	$11,706
Marketable investments	17,870	38,707	—	—	—
Working capital	13,864	55,834	46,153	10,947	12,110
Total assets	149,168	68,727	59,875	24,032	26,202
Short and long-term borrowings	12,399	—	—	4,848	18
Preferred stock warrant liability	—	—	—	3,937	—
Redeemable convertible preferred stock	—	—	—	45,169	45,169
Total stockholders’ equity (deficit)	$107,824	$58,118	$49,121	$(38,733)	$(29,440)

*	Includes the effect of the acquisition of Reliant Technologies, Inc. on December 23, 2008 and the results of operations of Reliant Technologies, Inc. from December 23, 2008 to December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that treatment tip sales will continue to increase as a percentage of revenue versus systems sales; increase in treatment tip revenue as a result of greater demand; introduction of new procedures and associated treatment tips in the future; expansion of average selling price; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our ability to secure credit facilities will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We design, develop, manufacture and market aesthetic energy devices to address aging skin. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytids for the upper and lower eyelids. Our patented and FDA-cleared system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. As of December 31, 2008, we had an installed base of approximately 2,627 Thermage systems and had sold over 597,000 treatment tips.

On December 23, 2008, as described below, we acquired Reliant Technologies, Inc. (“Reliant”), a privately held company, for $25 million in cash, 23.6 million shares of our common stock and assumption of $9.4 million of debt, including a $5 million note payable to Thermage. The acquisition combined two companies with strong brand names with one of the largest direct U.S. sales forces in the industry. Our results of operations in the year ended December 31, 2008 included the effect of the acquisition of Reliant on December 23, 2008 and the results of operations of Reliant from December 23, 2008 to December 31, 2008. Following the acquisition, we changed our name to Solta Medical, Inc.

During the second half of 2008, our business was impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. Consequently, net revenue for the year decreased 10%, or $6.4 million, to $56.7 million, from $63.1 million in 2007. We believe with the acquisition of Reliant, we are better positioned to maximize our opportunities in the marketplace and have begun to implement a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include new customer rental programs for both Thermage and Fraxel systems and expanding the partner plan to include Fraxel consumables, as well as offering incentives to doctors who become both Fraxel and Thermage customers.

Acquisition of Reliant Technologies, Inc.

On December 23, 2008, we acquired 100% of the common stock of Reliant for $25 million in cash and 23.6 million shares of Solta Medical common stock and assumption of $9.4 million of debt, including a $5 million note payable to Thermage. This acquisition expands the market presence of the Company. Complementary product offerings allow us to cross-sell a more complete product line to physician and their patients through one of the largest direct U.S. sales forces in the industry and an expansive international distribution network.

Under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the acquisition purchase price totaled a combined $25 million cash paid, $61.4 million for 23.6 million shares issued at the $2.60 share price on the date of announcement, $181,000 fair value of assumed warrants and approximately $4 million in direct transaction costs.

We have recorded an estimate for costs to terminate some activities associated with the Reliant operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The restructuring accrual of approximately $3 million is principally related to the termination of 45 Reliant employees of approximately $1.8 million and restructuring of facilities of $1.2 million.

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the fair value of these assets determined using the income and market approaches. Of the total purchase price of approximately $90.6 million, approximately $41.1 million was allocated to amortizable intangible assets. Approximately $37.2 million of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to 12 years.

In conjunction with the acquisition of Reliant, we recorded an expense of approximately $9.1 for acquired in-process research and development (“IPR&D”) during the year ended December 31, 2008, because feasibility of the acquired technology had not been established and no alternative future use exists. The IPR&D is related to the development of three new products. We determined the value of acquired IPR&D using the discounted cash flow approach. We calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% to 23% discount rate. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

We allocated the residual value of approximately $48 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2006, 2007 and 2008 we derived 73%, 71% and 73%, respectively, of our revenue from treatment tips and consumable sales, and 24%, 26% and 23%, respectively, of our revenue from systems sales. The balance of our revenue is derived from product service and shipping. During 2007, we launched four new procedures and associated treatment tips, including the premium STC tip for skin tightening and contouring, and the DC tip for deep contouring and body shaping. In March 2008, we introduced the cellulite tip. As a result of the introduction of new treatment tips in 2007 and 2008, we have seen a gradual increase in the average selling price of our treatment tips.

We market our products in the United States to physicians, including primarily dermatologists and plastic surgeons, through a direct sales force and internationally in 87 countries through a network of independent distributors. In each of the years ended December 31, 2006, 2007 and 2008, we derived 52% of our revenue from sales of our products and services within the United States and 48% of our revenue from sales of our products and services outside the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the below table:

	Years Ended December 31,
	2008	2007	2006
United States	52%	52%	52%
Asia Pacific	24%	21%	24%
Europe/Middle East	14%	17%	13%
Rest of the world	10%	10%	11%

Total net revenue	100%	100%	100%

Reliant offered three Fraxel laser systems and revenue derived from sales of such systems represented 80% and 78% of Reliant’s total revenue for the years ended December 31, 2006 and 2007, respectively. Revenue from treatment tips and consumables represented 18% and 20%, respectively, of total revenue for the years ended December 31, 2006 and 2007. Approximately 62% of Reliant’s revenue was derived from sales of products and services within the United States for 2006 and 2007 and 38% of their revenue from sales of products and services outside the United States. With the acquisition of Reliant, we expect sales of treatment tips and consumables to decrease as percentage of Solta revenue versus system sales. We also expect revenue derived from sales of products and services within the United States to increase as a percentage of total Solta revenue.

We continue to believe our bifurcated sales force will serve us well. With the acquisition of Reliant, we have one of the largest direct U.S. sales forces in the industry, with about half of the sales force focusing on existing customers on sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts.

Future operating results are difficult to predict accurately. We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including prevailing economic conditions and our customers’ access to the credit market, the timing of introduction and the degree of acceptance of future product offerings, unanticipated interruptions and expenses related to our manufacturing operations, and the performance of our direct sales force and international distributors.

Significant Industry Factors

The growth of our business relies on current economic conditions and their impact on the growth of the industry, our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could also have an adverse effect on our operating results. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Annual Report on Form 10-K.

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

Our system sales in the United States typically have post-sale obligations of installation and training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). When we have objective and reliable evidence of fair value of the undelivered elements, we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise, we will defer all revenue until all elements are delivered. Since the introduction of our new Thermage NXT system in February 2007, we continued to sell our Thermage TC generator to customers in countries where we have not yet obtained approval on the new generator. In accordance with EITF 00-21, we have deferred the fair value of the customer’s right to upgrade to the Thermage NXT system until the earlier of final delivery or expiration of such rights.

We sell to end-users in the United States and primarily to distributors outside of the United States. Sales to distributors do not include return rights. We typically recognize revenues upon shipment for sales to our independent third party distributors as we have no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for our products. We do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributors to return or exchange products and the distributors are obligated to pay us for the sale regardless of whether the distributors are able to resell the product. For sales transactions with non-standard extended payment terms or when collectibility is not reasonably assured, we recognize revenue upon receipt of cash payment.

Cash and Cash Equivalents and Marketable Investments

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. We account for our marketable investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable investments are carried at fair value and consist of corporate debt securities and certificates of deposits which are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments.” Available-for-sale securities with maturities greater than twelve months are classified as short term as they represent investments for cash that are available for use in current operations.

Realized gains and losses on marketable investments are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on marketable investments classified as available-for-sale are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects, unless the unrealized holding losses are deemed to be other than temporary, in which case they are included in earnings. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

Determining whether the decline in fair value of our marketable investments is other than temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt securities, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt securities will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if management decides not to hold an investment until maturity, it may result in the recognition of an other than temporary impairment.

Accounts Receivable

Accounts receivable are typically unsecured and derived from revenues earned from customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate appropriate allowances based upon any specific customer collection issues that we have identified. Our assessment of the ability of our customers to pay generally includes direct contact with the customer, a review of their financial status, as well as consideration of their payment history with us. Allowance for doubtful accounts was $82,000 and $217,000 at December 31, 2007 and 2008, respectively. Doubtful account write-offs were $7,000, $28,000 and $66,000 during the years ended December 31, 2006, 2007 and 2008, respectively.

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our estimated warranty liability was $0.6 million and $1.2 million at December 31, 2007 and 2008, respectively. We offered a three year warranty for Thermage systems sold in the United States, one year for Fraxel systems sold worldwide and a one year replacement parts warranty for systems sold to distributors outside of the United States through December 31, 2008. Beginning in January 1, 2009, we will offer a one year warranty period for systems sold worldwide. We also provide a warranty for our consumable products.

Inventory

We state our inventories at the lower of cost or market value, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market value being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a monthly basis and updated quarterly and as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins. Our inventory reserves as of December 31, 2007 and 2008 were $0.7 million and $0.9 million, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, our goodwill is not amortized but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. This impairment review involves a two-step process as follows:

Step 1 — The fair value of the Company is compared to the carrying value including goodwill. If the carrying value including goodwill exceeds the fair value of the Company, step 2 is performed. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — An allocation is performed of the fair value of our identifiable tangible and intangible assets (other than goodwill) and liabilities. This is used to derive an implied fair value of goodwill. The implied fair value of goodwill is then compared to the carrying value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment change would be recognized for the excess.

We did not have any goodwill prior to the acquisition of Reliant. We acquired Reliant on December 23, 2008 and recorded goodwill of approximately $48 million. We did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of the acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted our valuation of goodwill, we considered the fact that the publicly traded value of our Company was less than the carrying value, including goodwill, at December 31, 2008. We concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including our decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of our stock resulting from recent third-party acquisition proposals made for our Company in 2008 prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that are expected to result, and our expectations of the future operating and financial performance of our business. We will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in our expectations of the future financial performance of our business, may result in us recording a goodwill impairment charge in a future period.

Acquired intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from two to twelve years. If the acquired intangible asset is not currently generating revenue, amortization is deferred until the acquired intangible asset begins to generate revenue. Intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2008, there have been no such impairments.

Litigation and Claims

We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or SFAS No. 5, and related pronouncements. Also, in accordance with SFAS No. 5, we do not record gain contingencies.

Income Taxes

We account for income taxes under the liability method. Under this method, we determine deferred tax assets and liabilities at the balance sheet date based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses and gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax bases of an asset or a liability and its reported amount on the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance to reduce the deferred tax assets to the amounts expected to be realized. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax liability, together with assessing temporary differences that may result in deferred tax assets.

Based on the weight of available evidence, which includes our historical operating performance, lack of taxable income and our accumulated deficit, we provided a full valuation allowance against our net deferred tax assets at December 31, 2007 and 2008. If we are able to demonstrate consistent profitability in the future, and we are able to establish that recovery is more likely than not, we would reduce the valuation allowance at a future date. As of December 31, 2008, we had net operating loss carryforwards of approximately $98.8 million and $67.0 million, for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2013 for state income tax purposes. As of December 31, 2008, we had research and development credit carryforwards of approximately $2.1 million and $3.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California tax credit can be carried forward indefinitely. The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In such an event, utilization of the carryforwards could be restricted.

Stock-Based Compensation Expense

We apply the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We adopted SFAS No. 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS No. 123R shall be applied to option awards granted, modified, repurchased or cancelled after the required effective date. For options granted prior to the SFAS No. 123R effective date, which the requisite service period has not been performed as of January 1, 2006, we will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and its interpretations. For options accounted for under APB No. 25 that were granted prior to January 1, 2006 and then modified after January 1, 2006, we will apply SFAS No. 123R to these option grants upon the date of modification. All option grants valued after January 1, 2006 will be expensed on a straight-line basis.

Under SFAS No. 123R, we calculated the fair value of the stock option grants using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the expected life of the share-based award and the stock price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

For the year ended December 31, 2008, the fair value was based on the following weighted average assumptions: expected term of 4.23 years; expected volatility of 54%; risk free interest rate of 2.30% and dividend yield of 0.0%. For the year ended December 31, 2007, the fair value was based on the following weighted average assumptions: expected term of 4.18 years; expected volatility of 54%; risk free interest rate of 4.47% and dividend yield of 0.0%. Estimated volatility used in 2007 and 2008 reflect the application of SAB 107 interpretive guidance and, accordingly, due to a lack of historical information regarding the volatility of our stock price, incorporates historical and volatility of similar public entities in the aesthetics market. The expected term has been computed based upon the vesting term, cancellation history, historical exercises and contractual term of the options. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions. The aggregate intrinsic value of the outstanding options vested and expected to vest at December 31, 2008 was $150,000, based upon the fair market value of common stock at December 31, 2008 of $1.37 per share.

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

Results of Operations

Years Ended December 31, 2007 and December 31, 2008

Effect of acquisition of Reliant Technologies, Inc.    Our results of operations in the year ended December 31, 2008 included the effect of the acquisition of Reliant on December 23, 2008 and the results of operations of Reliant from December 23, 2008 to December 31, 2008.

Net Revenue.    Revenue is derived from the sales of systems, treatment tips and other consumables and service and other revenue. Net revenue decreased $6.4 million, or 10%, from $63.1 million to $56.7 million for the years ended December 31, 2007 and 2008, respectively. The decrease in sales in 2008 from 2007 was primarily due to a comparative weakening of global economic conditions, and tightening of the credit market that resulted in a slowdown of customer purchasing decisions during the second half of 2008. Sales of treatment tips and other consumables decreased $3.7 million, or 8%, from $45.1 million to $41.4 million for the years ended

December 31, 2007 and 2008, respectively. The decrease in treatment tips and consumables revenue was due primarily to a decrease in units sold, partially offset by an increase in average selling price of tips, driven by sales of premium tips. Sales of premium tips such as the STC tip for skin tightening and contouring, the DC tip for deep contouring and body shaping and the CL tip for Cellulite represented approximately 63% of total sales of treatment tips and consumables during the year ended December 31, 2008. Sales of systems decreased $2.7 million, or 17%, from $16.3 million to $13.6 million for the years ended December 31, 2007 and 2008, respectively. The decrease in systems revenue was primarily due to a decrease in units sold as a result of the factors above, which was partially offset by an increase in average selling price. Total units of systems sold during 2007 and 2008 were 633 and 478, respectively. System units sold in 2008 included 241 new units and 237 upgrade units.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 73.4% in the year ended December 31, 2008, compared with 74.7% in the same period in 2007. During 2008, gross margins were favorably impacted by higher average selling price of treatment tips and higher sales mix towards the higher margin treatment tip products. These favorable variances, however, were offset by lower production volumes, provision for obsolete and excess inventories and loss on disposal of service inventories.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $0.8 million, or 3%, from $26.2 million to $27.0 million for the years ended December 31, 2007 and 2008, respectively. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $1.3 million, a result of our expansion of the U.S. sales force, $0.6 million in severance expenses related to our restructuring after the acquisition of Reliant, which was partially offset by lower discretionary marketing expenses of $0.8 million and lower stock-based compensation expenses of $0.3 million.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $0.4 million, or 4%, from $9.1 million to $9.5 million for the years ended December 31, 2007 and 2008, respectively. The increase was primarily related to increased headcount and related personnel and infrastructure expenses of $0.4 million; severance and write off of assets of $0.4 million, and higher spending on clinical studies and other R&D project costs of $0.1 million, which were partially offset by a decrease of $0.5 million in stock-based compensation charges.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $2.4 million, or 21%, from $11.3 million to $13.7 million for the years ended December 31, 2007 and 2008, respectively. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. We incurred approximately $1.0 million in outside advisory fees pursuing this acquisition. The remaining increase from 2007 was due to an increase of $0.6 million in legal fees related to patent litigation and new patent filings and $0.5 million in professional fees associated with compliance, bad debt expenses of $0.1 million and severance expenses of $0.1 million.

Acquired in-process research and development.    In conjunction with the acquisition of Reliant, we recorded an expense of $9.1 million for acquired in-process research and development during the year ended December 31, 2008 because feasibility of the acquired technology had not been established and no alternative future use exists.

Severance Expenses.    As a result of the acquisition of Reliant, the Company recorded $1.0 million related to severance expenses for 23 former Thermage employees for the year ended December 31, 2008. The severance expenses were included in the results of operations in the following report captions: Cost of sales $0.1 million; Research and development expenses $0.3 million; sales and marketing expenses $0.6 million.

Interest and Other Income.    Interest and other income consist primarily of interest income generated from our cash, cash equivalent and marketable investments. Interest and other income decreased $0.2 million, or 7%, from $2.5 million to $2.3 million for the years ended December 31, 2007 and 2008, respectively.

Loss on Investments.    During 2008, we deemed certain declines in the fair market value of our “available-for-sale” marketable securities to be other than temporary and as a result, recorded those losses in the results of operations. Of the $1.1 million loss recorded during the year, approximately $0.9 million was related to a single security in our investment portfolio.

Provision for Income Taxes.    Provision for income taxes for the year ended December 31, 2008 was $14,000, compared with $271,000 provision for income taxes in 2007. The provision for income taxes for both periods represented alternative minimum taxes and additions to FIN 48 reserves.

Years Ended December 31, 2006 and December 31, 2007

Net Revenue.    Revenue is derived from the sale of systems, treatment tips and other consumables, and service and other revenue. Net revenue increased $8.8 million, or 16%, from $54.3 million to $63.1 million for the years ended December 31, 2006 and 2007, respectively. Sales of treatment tips and other consumables increased $5.7 million, or 14%, from $39.4 million to $45.1 million for the years ended December 31, 2006 and 2007, respectively. Sales of systems increased $3.0 million, or 23%, from $13.3 million to $16.3 million for the years ended December 31, 2006 and 2007, respectively. Product unit volume of treatment tips was 130,690 units and 136,000 units for the years ended December 31, 2006 and 2007, respectively. Product unit volume of our Thermage system was 437 units and 633 units for the years ended December 31, 2006 and 2007, respectively. International sales to distributors accounted for 48% of revenue for each of the years ended December 31, 2006 and 2007. The increase in revenue in treatment tips and other consumables was driven by continued demand of our 3.0cm2 treatment tip and the newly-introduced STC and DC treatment tips, which command higher average selling prices. The increase in sales of systems was primarily driven by higher than expected demand to upgrade from our existing installed base.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 74.7% in the year ended December 31, 2007, compared with 71.9% in the same period in 2006. The increase in gross margin as a percent of revenue in 2007 was primarily due to higher average selling price of treatment tips, increase in sales volume and direct cost reductions in treatment tips and systems, partially offset by a higher sales mix towards the lower margin system product.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $2.1 million, or 9%, from $24.1 million to $26.2 million for the years ended December 31, 2006 and 2007, respectively. The increase was primarily attributable to an increase of $1.2 million in personnel and commission costs and related travel expenses associated with the expansion of our sales force and marketing staff, as well as an increase of $0.4 million in support of the launch of new products, new procedures and associated treatment tips and an increase of $0.5 million in stock-based compensation charges.

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

Interest, Warrants and Other Expense.    Interest, warrants and other expense in 2006 consists primarily of $0.8 million interest expense on our borrowings partially offset by $0.8 million gain recorded from changes in the fair value of our convertible preferred stock warrants under FSP 150-5. Subsequent to our initial public offering, we repaid our borrowings. The majority of our convertible preferred stock warrants were exercised upon our initial public offering, with additional preferred stock warrants for 27,778 shares of preferred stock converted into warrants for common stock. As a result, we incurred neither interest expense nor charges related to change in the fair value of our convertible preferred stock warrants during 2007.

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

Stock-Based Compensation

For the years ended December 31, 2006 and 2007 and 2008, employee and non-employee stock-based compensation expense were allocated as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of revenue	$190	$288	$73
Sales and marketing	1,449	1,796	1,306
Research and development	385	903	666
General and administrative	1,655	1,811	1,472

Total stock-based compensation expense	$3,679	$4,798	$3,517

We recorded stock-based compensation expense of $3.5 million, $4.8 million and $3.7 million in the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2008, the total compensation cost related to stock-based awards granted or modified under SFAS 123R to employees and directors but not yet recognized was approximately $5.7 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over the remaining weighted average period of approximately 2.6 years.

During March 2006, we repriced stock option awards held by 116 of our employees. Under the terms of this repricing, we repriced certain employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, employees who were previously granted stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, we repriced options to purchase 447,565 vested shares and options to purchase 1,523,035 unvested shares having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, we also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. We have accounted for the repricing and cancellation transactions as a modification under SFAS No. 123R and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, we recorded the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repricing, we recorded stock-based compensation expense of $1.4 million and $1.1 million in the years ended December 31, 2007 and 2008, respectively.

In connection with the repricing of stock options during the year ended December 31, 2006, we followed the provisions of SFAS No. 123R and eliminated deferred stock-based compensation amounts of approximately $3.3 million related to the repriced stock options. Stock compensation charges for the repriced options are recorded in accordance with SFAS No. 123R.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $200,000, $128,000 and $6,000 for the years ended December 31, 2006 and 2007 and 2008, respectively.

Liquidity and Capital Resources

On December 31, 2008, we had working capital of $13.9 million. In anticipation of the acquisition of Reliant Technologies, Inc., we drew down on funds from a margin account with JP Morgan Chase, collateralized by our marketable investments. Pursuant to the terms of credit offered by JP Morgan Chase, we may borrow up to 75% of the market value of our investment account at an interest rate of the 30-day Libor rate plus 100 basis points. As of December 31, 2008, the margin account had a liability balance of $12.4 million, collateralized by $16.5 million of the total $17.9 million of our marketable investments.

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

We believe that our current cash and investment balances and cash generated from operations, along with the credit facilities made available to us in March 2009 will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We entered into a term loan and revolving loan agreement in March 2009. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants or if we fail to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders.

On March 9, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.0 million as a term loan on March 9, 2009. Borrowings under the revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the term loan accrue interest at 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loan is payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loan subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years
Operating leases	$2,870	$2,035	$835

Total contractual obligations	$2,870	$2,035	$835

We adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. At December 31, 2008, our expected payment for contractual obligations includes $0.2 million of gross liability for uncertain tax positions associated with the adoption of FIN 48, although we cannot estimate the timing of cash settlement of this liability. This amount does not include any amount receivable that may arise from the settlement of uncertain tax positions. See Note 10 to our consolidated financial statements.

Years Ended December 31, 2007 and December 31, 2008

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $5.9 million for the year ended December 31, 2007. Net cash used by operating activities was $1.9 million for the year ended December 31, 2008. During 2007, $9.0 million net cash was provided from net income after adjusting for non-cash items, which was offset by $3.1 million net cash used in assets and liabilities. Cash was used in the increase of accounts receivable and purchase of inventories in support of actual and anticipated increases in revenue. This was partially offset by cash provided from higher deferred revenue as a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the new Thermage NXT system. During 2008, cash used for changes in assets and liabilities of $1.8 million was primarily from use of cash from a decrease in accrued and other liabilities of $1.7 million, increase in prepaid expenses and other current assets of $ 1.7 million and increase in inventories of $0.8 million. This use of cash was partially offset by cash provided from a decrease in accounts receivable of $1.9 million and an increase in accounts payable of $0.6 million. The decrease in accrued and other liabilities was due to lower payroll and related expenses partially offset by accrued severance costs. The increase in prepaid expenses and other current assets was primarily due to an increase of prepaid income taxes and deferred tax assets and an increase in prepayment related to inventory purchases and other prepayments. The increase in inventories was primarily due to lower than anticipated sales in the fourth quarter of 2008. Lower accounts receivable balance was primarily due to a decrease in sales during the fourth quarter of 2008.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $39.5 million and $13.1 million for the years ended December 31, 2007 and 2008, respectively. Our investing activities in 2007 consisted principally of property and equipment purchases and activities related to our marketable investments which began in the third quarter of 2007. We acquired Reliant Technologies, Inc. on December 23, 2008 and cash of $25.4 million was used to acquire the company, its net assets and in payment of transaction costs associated with the acquisition. We provided $5.0 million of debt financing to Reliant prior to the acquisition in accordance with the merger agreement, and also made net payments of $0.5 million of expenses on behalf of

Reliant prior to the acquisition. Additionally, capital expenditure in 2008 was $1.6 million, an amount higher than prior years, primarily due to preparation of our facilities for the relocation of Reliant operations from their Mountain View headquarters to our Hayward facilities at the beginning of January 2009, as well as capital expenditures in IT equipment and software to facilitate the integration of the two companies. We used the proceeds from sale of marketable investments to partially fund our acquisition of Reliant.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $1.3 million and $8.8 million for the years ended December 31, 2007 and 2008, respectively. In 2007, cash provided from financing activities was primarily from proceeds from exercise of stock options and employee stock purchase plans and collection of a note receivable from a stockholder, partially offset by payment of initial public offering costs. In 2008, in addition to proceeds from exercise of stock options and employee stock purchase plans, cash was also provided by proceeds from a margin account collateralized by our marketable investments. We used cash to pay off several Reliant notes payable subsequent to the acquisition.

Years Ended December 31, 2006 and December 31, 2007

Net Cash Provided by Operating Activities.    Net cash provided by operating activities was $1.2 million and $5.9 million for the years ended December 31, 2006 and 2007, respectively. During 2006, $0.5 million net cash was provided by operating loss after adjusting for non-cash items. Additional $0.7 million net cash was provided by changes in assets and liabilities. Cash provided by changes in assets and liabilities was primarily from $2.1 million of increased accrued and other liabilities balance due to increased levels of bonus and payroll related expenses. Such increase in cash was partially offset by $0.4 million of cash used to support a higher accounts receivable balance, payment of $0.4 million of prepaid expenses and payment of $0.6 million accounts payable. During 2007, $9.0 million net cash was provided from net income after adjusting for non-cash items, which was offset by $3.1 million net cash used in assets and liabilities. Cash was used in increase of accounts receivable and purchase of inventories in support of actual and anticipated increases in revenue. This was partially offset by cash provided from higher deferred revenue as a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the new Thermage NXT system.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, the FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-a”), which will amend the previsions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R). The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not believe that this pronouncement will have a material impact on our financial position, results of operations and cash flows.

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. We do not believe that this pronouncement will have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) How and why an entity uses derivative instruments, (b) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We do not believe that this pronouncement will have a material impact on our financial position, results of operations and cash flows.

In June 2008, the FASB issued EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. We are currently evaluating the impact that the adoption of EITF 07-05 will have, if any, on our reported financial results.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of the FSP did not have an impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds and certificates of deposit. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2008 would have potentially declined by $100,000. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

During the second half of the year 2008, a security in our investment portfolio suffered a substantial loss in fair market value. We determined that such loss in fair market value was “other than temporary”, and as a result, we recorded approximately $0.9 million other than temporary impairment loss on investments in the quarter ended September 30, 2008 and a further loss of $0.2 million in the quarter ended December 31, 2008. Of the $1.1 million loss recorded during the year, approximately $0.9 million was related to the aforementioned security. The current extraordinary disruption and readjustment in the financial markets expose us to investment risks, including the risks that the value and liquidity of our investments could further deteriorate and the issuers of the securities we hold could be subject to credit rating downgrades. There is no assurance that our investment portfolio will not suffer further losses in the future.

Although currently most of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

The following Financial Statement Schedule of the Registrant for the years ended December 31, 2008, 2007 and 2006 is filed as part of this Report as required to be included in Item 8 and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Page
Schedule II Valuation and Qualifying Accounts	97

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financials Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solta Medical, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Solta Medical, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2009

Solta Medical, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of dollars, except share and per share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,556	$13,650
Marketable investments	17,870	38,707
Accounts receivable, net of allowance for doubtful accounts in 2008 and 2007 of $217 and $82, respectively	5,119	4,809
Inventories, net	18,304	6,639
Prepaid expenses and other current assets	4,074	1,782

Total current assets	52,923	65,587
Property and equipment, net	6,841	3,000
Purchased intangible assets, net	40,999	—
Goodwill	48,158	—
Other assets	247	140

Total assets	$149,168	$68,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,080	$1,341
Accrued liabilities	11,085	6,850
Accrued restructuring	3,549	—
Current portion of deferred revenue	3,658	1,544
Short-term borrowings	12,399	—
Customer deposits	288	18

Total current liabilities	39,059	9,753
Deferred revenue, net of current portion	688	601
Non-current tax liabilities	1,464	208
Other liabilities	133	47

Total liabilities	41,344	10,609

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at December 31, 2008 and 2007
Issued and outstanding: none at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at December 31, 2008 and 2007
Issued and outstanding: 47,758,823 and 23,605,415 shares at December 31, 2008 and 2007, respectively	48	24
Additional paid-in capital	165,680	99,588
Deferred stock-based compensation	(2)	(4)
Accumulated other comprehensive income	—	19
Accumulated deficit	(57,902)	(41,509)

Total stockholders’ equity	107,824	58,118

Total liabilities and stockholders’ equity	$149,168	$68,727

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2008	2007	2006
Net revenue	$56,681	$63,101	$54,320
Cost of revenue	15,066	15,976	15,259

Gross margin	41,615	47,125	39,061

Operating expenses
Sales and marketing	27,001	26,195	24,071
Research and development	9,502	9,099	9,639
General and administrative	13,662	11,300	9,973
Acquired in-process research and development	9,060	—	—

Total operating expenses	59,225	46,594	43,683

Income (loss) from operations	(17,610)	531	(4,622)
Interest and other income	2,334	2,520	768
Interest, warrants and other expenses	(15)	—	(55)
Loss on investments	(1,088)	—	—

Income (loss) before income taxes	(16,379)	3,051	(3,909)
Provision for income taxes	(14)	(271)	—

Net income (loss)	$(16,393)	$2,780	$(3,909)

Net income (loss) per share — basic and diluted:
Net income (loss) per share — basic	$(0.67)	$0.12	$(0.60)

Net income (loss) per share — diluted	$(0.67)	$0.11	$(0.60)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	24,506,673	23,241,031	6,561,648

Diluted	24,506,673	24,884,458	6,561,648

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated other comprehensive income	Total Stockholders’ Equity (Deficit)
(in thousands of dollars, except share amounts)	Shares	Amount
Balances, December 31, 2005	4,037,774	$4	$5,682	$(3,541)	$(598)	$(40,280)	$—	$(38,733)
Issuance of common stock from initial public offering, net of issuance costs	6,150,000	6	38,328	—	—	—	—	38,334
Conversion of redeemable convertible preferred stock to common stock at initial public offering	12,406,134	12	48,918	—	—	—	—	48,930
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	95	—	—	—	—	95
Exercise of stock options	415,027	1	459	—	—	—	—	460
Amortization of deferred stock-based employee compensation	—	—	—	191	—	—	—	191
Interest receivable on notes for exercise of stock options	—	—	—	—	(4)	—	—	(4)
Elimination of deferred stock-based compensation due to modification of options under SFAS No. 123R	—	—	(3,344)	3,344	—	—	—	—
Employee stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeitures	—	—	3,126	—	—	—	—	3,126
Reduction of notes receivable upon common stock repurchase	(102,084)	—	(46)	—	46	—	—	—
Collection of notes and interest receivable	—	—	—	—	431	—	—	431
Nonemployee stock compensation expense	—	—	200	—	—	—	—	200
Net loss	—	—	—	—	—	(3,909)	—	(3,909)

Balances, December 31, 2006	22,906,851	23	93,418	(6)	(125)	(44,189)	—	49,121
Exercise of stock options	475,230	1	689	—	—	—	—	690
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	59,999	—	738	—	—	—	—	738
Issuance of common stock under employee stock purchase plan	167,085	—	952	—	—	—	—	952
Charge to retained earnings upon adoption of FIN48	—	—	—	—	—	(100)	—	(100)
Employee stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeitures	—	—	3,658	—	—	—	—	3,658
Repurchase of unvested common stock	(3,750)	—	(15)	—	—	—	—	(15)
Collection of notes and interest receivable	—	—	—	—	125	—	—	125
Nonemployee stock compensation expense	—	—	128	—	—	—	—	128
Tax benefit from exercise of stock options	—	—	20	—	—	—	—	20
Components of comprehensive income:
Net income	—	—	—	—	—	2,780	—	2,780
Other comprehensive income	—	—	—	—	—	—	19	19

Total comprehensive income								2,799

Balances, December 31, 2007	23,605,415	24	99,588	(4)	—	(41,509)	19	58,118
Issuance of common stock for Reliant acquisition, net of issuance costs	23,599,762	24	61,383	—	—	—	—	61,407
Assumption of warrants upon Reliant acquisition	—	—	181	—	—	—	—	181
Exercise of stock options	391,551	—	536	—	—	—	—	536
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	5,005	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	157,090	—	323	—	—	—	—	323
Employee stock-based compensation expense recognized under SFAS No. 123R, net of estimated forfeitures	—	—	3,663	—	—	—	—	3,663
Nonemployee stock compensation expense	—	—	6	—	—	—	—	6
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,393)	—	(16,393)
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)

Total comprehensive loss								(16,412)

Balances, December 31, 2008	47,758,823	$48	$165,680	$(2)	$—	$(57,902)	$—	$107,824

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands of dollars)	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(16,393)	$2,780	$(3,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,496	1,386	2,079
Amortization of premium (discount) on marketable investments	275	(55)	—
Other-than-temporary impairment of marketable investments	1,088	—	—
Write-off of acquired in-process research and development	9,060	—	—
Interest receivable on stockholder notes	—	—	44
Amortization of warrants on notes payable	—	—	165
Changes in preferred stock warrant liability	—	—	(836)
Loss on disposal of property, plant and equipment	376	56	18
Stock-based compensation	3,679	4,798	3,517
Tax expense from stock option exercises	—	20	—
Allowance for doubtful accounts	135	51	2
Reserve for excess and obsolete inventory	233	9	(608)
Change in assets and liabilities
Accounts receivable	1,904	(1,575)	(430)
Inventories	(789)	(1,844)	28
Prepaid expenses and other current assets	(1,717)	(65)	(367)
Other non-current assets	10	(39)	12
Accounts payable	587	(57)	(585)
Accrued and other liabilities	(1,744)	237	2,078
Deferred revenue	(80)	278	69
Customer deposits	(24)	(44)	17
Deferred rent	53	(8)	(55)

Net cash provided by (used in) operating activities	(1,851)	5,928	1,239

Cash flows from investing activities
Acquisition of property and equipment	(1,582)	(903)	(899)
Change in restricted cash	—	—	107
Proceeds from sale of property and equipment	—	—	12
Payments for acquisition, net of cash acquired	(25,388)	—	—
Pre-acquisition debt financing provided to Reliant	(5,000)	—	—
Pre-acquisition payment of expenses on behalf of Reliant, net	(548)	—	—
Purchase of marketable investments	(8,567)	(60,383)	—
Proceeds from sale of marketable investments	28,022	21,750	—

Net cash used in investing activities	(13,063)	(39,536)	(780)

Cash flows from financing activities
Repayment of equipment leases	(1)	—	(13)
Repayment of notes payable	(4,437)	—	(5,000)
Repayment of short-term borrowings	(2,201)	—	—
Collection of notes receivable from stockholders	—	125	384
Proceeds from exercise of stock options	536	690	460
Repurchase of unvested common stock	—	(15)	—
Proceeds from exercise of preferred stock warrants	—	—	755
Proceeds from employee stock purchase plan	323	952	—
Proceeds from short-term borrowings	14,600	—	—
Proceeds from IPO, net of capitalized IPO related costs	—	(409)	38,749

Net cash provided by financing activities	8,820	1,343	35,335

Net increase (decrease) in cash and cash equivalents	(6,094)	(32,265)	35,794
Cash and cash equivalents at beginning of year	13,650	45,915	10,121

Cash and cash equivalents at end of year	$7,556	$13,650	$45,915

Supplemental disclosure of cash flow information
Cash paid for interest	$15	$—	$607
Cash paid for taxes	87	161	—
Supplemental disclosure of significant non-cash investing and financing activities
Issuance of common stock for acquisition	61,407	—	—
Assumption of warrants to purchase common stock upon acquisition	181	—	—
Interest on note receivable	335	—	—
Issuance of preferred stock upon net exercise of preferred stock warrants	—	—	882
Conversion of redeemable convertible preferred stock to common stock at IPO	—	—	48,930

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except share and per share amounts)

NOTE 1 — THE COMPANY

Background

Solta Medical, Inc. (the “Company”) develops, manufactures, and markets aesthetic energy devices to address aging skin. The Company was incorporated in California on January 11, 1996 as Thermage, Inc. and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. Following the acquisition of Reliant Technologies, Inc. on December 23, 2008 (see note 3), the Company changed its name to Solta Medical, Inc.

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

Liquidity

In the year ended December 31, 2008 the Company incurred net cash outflows from operations and net cash outflows in connection with the acquisition of Reliant. The Company entered into a term loan and revolving loan agreement in March 2009. The agreement contains certain financial and non-financial covenants. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with such covenants or if it fails to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of its cash arise. In order to meet its future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to the Company. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany balances and transactions have been eliminated.

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Cash and Cash Equivalents and Marketable Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company accounts for its marketable investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable investments are carried at fair value and consist of corporate debt securities and certificates of deposits which are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments”. Available-for-sale securities with maturities greater than twelve months are classified as short term as they represent investments that are available for use in current operations.

Realized gains and losses on marketable investments are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on marketable investments classified as available-for -sale are excluded from earnings and reported in accumulated other comprehensive income, net of related tax effects, unless the unrealized holding losses are deemed to be other than temporary, in which case they are included in earnings. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

Determining whether the decline in fair value of marketable investments is other than temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt securities, these judgments primarily consider: the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause management to believe that the debt securities will not mature and be paid in full; and the Company’s ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations. In addition, if management decides not to hold an investment until maturity, it may result in the recognition of an other than temporary impairment.

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

The Company invests in debt instruments and commercial paper of U.S. and foreign corporate issuers, as well as in certificates of deposit. To minimize the exposure due to adverse shifts in interest rates, the Company maintains the majority of its investments at a weighted average maturity of one year or less.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

One customer accounted for more than 10% of accounts receivable as of December 31, 2008. No customers accounted for more than 10% of accounts receivable as of December 31, 2007 and no customers accounted for more than 10% of net revenues for the years ended December 31, 2008, 2007 and 2006.

The Company is subject to risks common to companies in the medical device industry including, but not limited to, new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability and compliance with government regulations. To achieve sustained profitable operations, the Company must successfully design, develop, manufacture and market its products. There can be no assurance that current products will continue to be accepted in the marketplace. Nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

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

Accounts Receivable

Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Allowance for doubtful accounts was $217 and $82, respectively, at December 31, 2008 and 2007. Doubtful account write-offs were $66, $28 and $7 during the years ended December 31, 2008, 2007 and 2006, respectively.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of aesthetic energy devices to address aging skin. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

The following table summarizes net revenue by product:

	Years Ended December 31,
	2008	2007	2006
Systems	$13,573	$16,328	$13,262
Treatment tips and other consumables	41,402	45,087	39,436

Net revenue from products	54,975	61,415	52,698
Services and other	1,706	1,686	1,622

Total net revenue	$56,681	$63,101	$54,320

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following table summarizes net revenue by geographic region (based on the ship to address on the invoice):

	Years Ended December 31,
	2008	2007	2006
United States	$29,741	$32,660	$28,305
Asia Pacific	13,444	13,350	12,858
Europe/Middle East	8,026	10,875	6,976
Rest of the world	5,470	6,216	6,181

Total net revenue	$56,681	$63,101	$54,320

Inventories

Inventory is stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is five to seven years for furniture and fixtures, three to five years for machinery and equipment, and three years for software and computers and equipment. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically five years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company’s goodwill is not amortized but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. This impairment review involves a two-step process as follows:

Step 1 — The Company compares its fair value to the carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, the Company moves on to step 2. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — The Company performs an allocation of the fair value to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows the Company to derive an implied fair value of goodwill. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment change would be recognized for the excess.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The Company did not have any goodwill prior to the acquisition of Reliant. The Company acquired Reliant on December 23, 2008 and recorded goodwill of approximately $48 million. The Company did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted the Company’s valuation of goodwill, the Company considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. The Company concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to result, and management’s expectations of the future operating and financial performance of the business. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

Acquired intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from two to twelve years. If the acquired intangible asset is not currently generating revenue, amortization is deferred until the acquired intangible asset begins to generate revenue. Intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2008, there have been no such impairments.

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

The Company’s system sales in the United States typically have post-sale obligations of installation and training. These obligations are fulfilled after product shipment, and in these cases, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-shipment obligations

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company will defer all revenue until all elements are delivered. Since the introduction of the Thermage NXT system in February 2007, the Company continued to sell Thermage TC system to customers in countries where the Company has not yet obtained approval on the Thermage NXT system. In accordance with EITF 00-21, the Company has deferred the fair value of the customer’s right to upgrade to the Thermage NXT system until the earlier of final delivery or expiration of such rights.

The Company sells to end-users in the United States and primarily to distributors outside of the United States. Sales to end-users and distributors do not include return rights. The Company typically recognizes revenues upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

The Company offers either a one or three year warranty for systems sold in the United States and a one year replacement parts warranty for systems sold to distributors outside of the United States. The Company also provides a warranty for its consumable products. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The Company also offers customers extended warranty service contracts. Revenue from the sale of extended service contracts is recognized on a straight-line basis over the period of the applicable extended contract. The Company also earns service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

In conjunction with the Reliant acquisition, the Company assumed an agreement with an external party to collaborate regarding the joint development and the worldwide commercialization of devices and accessories that incorporate Fraxel technology. Under the terms of this arrangement, the external party will make advance quarterly payments for the costs incurred in performing activities under the arrangement. Approximately $7,000 of payments remained as of December 31, 2008, to be received by the Company over the next 7 quarters, or as agreed upon. The quarterly payments are recognized as revenue on a straight-line basis over the quarter. The Company recorded $78 of revenue and $48 of costs associated with this arrangement for the period from December 23, 2008 to December 31, 2008.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of revenue in the statements of operations.

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $490, $765 and $938 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company applies the fair value provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations. SFAS No. 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS No. 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, SFAS No. 123R shall be applied to option awards granted, modified, repurchased or cancelled after the required effective date. For options granted prior to the SFAS No. 123R effective date, which the requisite service period has not been performed as of January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method of APB No. 25. For options accounted for under APB No. 25 that were granted prior to January 1, 2006 and then modified after January 1, 2006, the Company will apply SFAS No. 123R to these option grants upon the date of modification. All option grants valued after January 1, 2006 will be expensed on a straight-line basis.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period, on a straight-line basis.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of the subsidiary into U.S. dollars are included in the Company’s consolidated statements of operations. Translation gains and losses have not been significant to date.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Diluted net income (loss) per share attributed to common shares is computed by dividing the net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of preferred stock and incremental shares of common stock issuable under employee stock purchase plan and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), and SFAS No. 128, Earnings Per Share.

	Years Ended December 31,
	2008	2007	2006
Historical net income (loss) per share:
Numerator
Net income (loss)	$(16,393)	$2,780	$(3,909)

Denominator
Weighted-average common shares outstanding	24,506,673	23,244,000	6,587,976
Less: weighted-average unvested common shares subject to repurchase	—	(2,969)	(26,328)

Denominator for basic net income (loss) per share	24,506,673	23,241,031	6,561,648
Dilutive effect of potential common stock	—	1,640,458	—
Dilutive effect of common stock subject to repurchase	—	2,969	—

Denominator for diluted net income (loss) per share	24,506,673	24,884,458	6,561,648

Basic net income (loss) per share	$(0.67)	$0.12	$(0.60)

Diluted net income (loss) per share	$(0.67)	$0.11	$(0.60)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following outstanding options, common stock subject to repurchase, warrants, restricted stock units and common stock issuable under the 2006 Employee Stock Purchase Plan were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended December 31,
	2008	2007	2006
Options to purchase common stock	5,174,124	1,494,691	3,272,144
Common stock subject to repurchase	—	—	6,250
Common stock warrants	344,105	—	—
Restricted stock units	170,652	—	—
Common stock issuable under Employee Stock Purchase Plan	89,628	—	92,039

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, the FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-a”), which will amend the previsions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R). The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not believe that this pronouncement will have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The Company does not believe that this pronouncement will have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) How and why an entity uses derivative instruments, (b) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 will not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not believe that this pronouncement will have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2008, the FASB issued EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact that the adoption of EITF 07-05 will have, if any, on our reported financial results.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In particular, it provides additional guidance on (a) how the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist, (b) how available observable inputs in a market that is not active should be considered when measuring fair value, and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of the FSP did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 — ACQUISITION OF RELIANT TECHNOLOGIES, INC.

On December 23, 2008, the Company acquired 100% of the common stock of Reliant Technologies, Inc. (“Reliant”), a privately held medical device company, for $25,000 in cash, 23.6 million shares of Solta Medical common stock and assumption of $9,438 of debt, including a $5,000 note payable to the Company. This acquisition expands the market presence of the Company. Complementary product offerings allow the Company

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

to cross-sell a more complete product line to physician and their patients through one of the largest direct U.S. sales forces in the industry and an expansive international distribution network.

The Company’s consolidated financial statements include the results of operations of Reliant from the date of acquisition on December 23 through December 31, 2008. The Company accounted for the acquisition under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price is the total of $25,000 cash paid, $61,407 for 23.6 million shares issued at the $2.60 average closing share price over the period two days before to two days after the merger announcement date, $181 fair value of assumed warrants and $4,051 in direct transaction costs.

The following summarizes the preliminary purchase price allocation of the Reliant acquisition:

Assets acquired:
Cash	$1,281
Accounts receivable	2,349
Inventory	11,452
Prepaid expenses and other assets	818
Property and equipment	3,103
Intangible assets (see note 4):
Fraxel trade name	3,580
Customer relationships	4,810
Non-compete agreement	500
Core technology	18,420
Product technology	9,270
Product development contract	620
Royalties intangible	3,890
In-process research and development	9,060
Goodwill (see note 2)	48,158

Total assets acquired	117,311
Liabilities assumed:
Accounts payable	6,182
Accrued liabilities	5,510
Accrued restructuring	2,967
Other liabilities	294
Deferred revenue	2,281
Notes payable (including a $5M note payable owed to Thermage)	9,438

Total liabilities acquired	26,672

Net acquired assets	$90,639

The Company has recorded an estimate for costs to terminate some activities associated with the Reliant operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $2,967 is principally related to the termination of 45 Reliant employees of $1,797 and restructuring of facilities of $1,170.

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was generally based on the

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

fair value of these assets determined using the income and market approaches. Of the total purchase price of $90,639, $41,090 was allocated to amortizable intangible assets. $37,200 of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to twelve years. The royalties intangible asset will be amortized using a straight-line method over its estimated useful life of 10 years when royalty revenues commence.

In conjunction with the acquisition of Reliant, the Company recorded an expense of $9,060 for acquired in-process research and development (IPR&D) during the year ended December 31, 2008 because feasibility of the acquired technology had not been established and no alternative future use exists. The IPR&D expense is included in operating expenses in the consolidated statement of operations for the year ended December 31, 2008.

The IPR&D is related to the development of three new products. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% to 23% discount rate. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

The Company allocated the residual value of $48,158 to goodwill.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Reliant on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Reliant acquisition had taken place at the beginning of each of the periods presented.

The pro forma financial information for all periods presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, adjustments to certain acquired assets and liabilities and acquisition costs reflected in the Company’s and Reliant’s historical statements of income for periods prior to the acquisition, and the related tax effects.

The unaudited pro forma financial information for the years ended December 31, 2008 and 2007 combines the historical results for the Company for those years, with the historical results for Reliant as a separate entity, for the years ended December 31, 2008 and 2007.

	Years ended December 31,
	2008	2007
Net revenue	$127,761	$133,247
Net loss	(24,142)	(22,515)
Net loss per share — basic	(0.99)	(0.48)
Net loss per share — diluted	$(0.99)	$(0.48)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 4 — BALANCE SHEET DETAIL

Cash, Cash Equivalent and Marketable Investments

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments”. Cash, cash equivalents and marketable investments as of December 31, 2008 and 2007 consisted of the following:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$7,556	$—	$—	$7,556
Corporate and Euro dollar bonds	7,309	—	(18)	7,291
Medium and short term notes	11,649	—	(1,070)	10,579

	$26,514	$—	$(1,088)	$25,426

Reported as:
Cash and cash equivalents	$7,556	$—	$—	$7,556
Marketable investments	18,958	—	(1,088)	17,870

	$26,514	$—	$(1,088)	$25,426

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$13,650	$—	$—	$13,650
Corporate and Euro dollar bonds	15,517	9	—	15,526
Medium and short term notes	15,719	10	—	15,729
Certificates of deposit	2,502	—	—	2,502
Auction rate securities	4,950	—	—	4,950

	$52,338	$19	$—	$52,357

Reported as:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Marketable investments	38,688	19	—	38,707

	$52,338	$19	$—	$52,357

During 2008, the Company deemed certain declines in the fair market value of its “available-for-sale” marketable securities to be other than temporary and as a result, recorded those losses in the results of operations. Of the $1.1 million loss recorded during the year, approximately $0.9 million was related to a single security in its investment portfolio.

The Company has a margin account with JP Morgan Chase, related to its marketable investments. The margin account had liability balances of $12,399 and none as of December 31, 2008 and 2007, respectively, which are included in the accompanying consolidated financial statements as short-term borrowings. Pursuant to the terms of credit offered by JP Morgan Chase, the Company may borrow up to 75% of the market value of the Company’s investment account with JP Morgan Chase at an interest rate of the 30-day Libor rate plus 100 basis

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

points (or 2.08% as of December 31, 2008). Under the terms of the Customer Agreement signed with JP Morgan Chase, an event of default would occur if, among other things: (i) the Company does not pay any liability or perform any obligation to JP Morgan Chase by the time the Company is obligated to perform such obligation; (ii) the Company otherwise breaches, repudiates or defaults under the Customer Agreement or any other agreement it has with JP Morgan Chase; (iii) the Company commences a proceeding in bankruptcy or insolvency or one is commenced against the Company; (iv) any guarantor, co-signer or other party (a “Responsible Party”) liable for or providing security for the Company’s obligations to JP Morgan Chase defaults in its obligation to JP Morgan Chase or commences a proceeding in bankruptcy or insolvency or one is commenced against it; (v) an attachment is made against the Company’s or a Responsible Party’s account(s) with JP Morgan Chase; (vi) a receiver is appointed with respect to the Company, any of the Company’s assets or the assets of a Responsible Party; or (vii) an event, circumstance or condition occurs that, in JP Morgan Chase’ judgment, materially impairs the Company’s creditworthiness or the Company’s ability to timely perform its obligations.

As of December 31, 2007, the Company held $4,950 in auction rate securities which were variable rate debt instruments, bearing interest rates that reset approximately every 28 days. The auction rate securities owned by the Company were rated AA+ by a major credit rating agency and were either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities had contractual maturities which were generally greater than ten years. The auction rate securities were classified as available-for-sale securities and were recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. These auction rate securities were liquidated in February 2008 without any loss.

The contractual maturities of cash, cash equivalents and marketable investments as of December 31, 2008 are as follows:

Amounts
Due in less than one year	$23,290
Due in 1-3 years	2,136

Total	$25,426

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Fair value hierarchy of the Company’s cash equivalents and marketable investments in connection with the adoption of SFAS No. 157 is as follows as of December 31, 2008:

		Fair Value Measurements at Reporting Date using
	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market funds	$3,750	$3,750	$—
Corporate and Euro dollar bonds	7,291	—	7,291
Medium and short term notes	10,579	—	10,579

Inventories, Net

Inventories, net consist of the following:

	December 31,
	2008	2007
Raw materials	$6,058	$2,382
Work-in-process	423	931
Finished goods	11,823	3,326

	$18,304	$6,639

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2008	2007
Leasehold improvements	$2,832	$2,340
Furniture and fixtures	1,238	691
Machinery and equipment	5,793	3,948
Software	1,334	703
Computers and equipment	2,307	1,772

	13,504	9,454
Less: Accumulated depreciation and amortization	(6,663)	(6,454)

	$6,841	$3,000

Depreciation and amortization expense related to property and equipment was $1,405, $1,386 and $2,079 for the years ended December 31, 2008, 2007 and 2006, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008. The carrying amount and accumulated amortization expense of the acquired intangible assets at December 31, 2008 were as follows:

	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$33	$18,387
Product technology	7 years	9,270	29	9,241
Royalties intangible	10 years	3,890	—	3,890

		31,580	62	31,518
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	7	613
Non-compete agreement	2 years	500	5	495
Fraxel trade name	10 years	3,580	8	3,572
Customer relationships	12 years	4,810	9	4,801

		9,510	29	9,481

Total intangible assets		$41,090	$91	$40,999

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the year ending December 31, 2008, the Company recorded amortization expense in the amount of $62 to cost of revenue and $29 to operating expenses.

The Company has recorded an acquired intangible asset related to a right to future royalties that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties until the asset begins to generate revenue.

As of December 31, 2008, the total expected future amortization related to intangible assets, excluding future amortization of the royalties intangible, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2009	$2,859	$1,340	$4,199
2010	2,859	1,286	4,145
2011	2,859	759	3,618
2012	2,859	759	3,618
2013	2,859	759	3,618
2014 and thereafter	13,333	4,578	17,911

	$27,628	$9,481	$37,109

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Marketing expenses	$403	$282
Travel and entertainment	216	276
Warranty	1,217	577
VAT & Sales and use taxes	910	162
Payroll and related expenses	2,876	4,181
Professional fees	645	447
Fixed assets	196	30
Accrued claims	410	331
Accrued inventory purchases	114	48
Royalties payable	1,082	—
Accrued transaction costs	2,128	—
Other	888	516

	$11,085	$6,850

Accrued Restructuring

In addition the restructuring accrual of $2,967 relating to the Reliant acquisition (see Note 3), the Company recorded a further $969 related to severance payments to 23 former Thermage employees. The costs associated with the termination of Thermage employees have been recorded as a charge to the income statement. At December 31, 2008, a total of $2,379 of employee restructuring accrual and $1,170 of the facilities restructuring accrual remain and are expected to be paid in 2009.

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Years Ended December 31,
	2008	2007
Balance at beginning of period	$577	$329
Additions from acquisition	722	—
Accruals for warranties issued during the period	280	562
Accruals related to pre-existing warranties
(including changes in estimates)	122	35
Settlements made during the period	(484)	(349)

Balance at end of period	$1,217	$577

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Years Ended December 31,
	2008	2007
Balance at beginning of period	$1,471	$1,646
Additions from acquisition	1,367	—
Payments received	776	893
Revenue recognized	(1,011)	(1,068)

Balance at end of period	$2,603	$1,471

The Company incurred costs of $402, $446 and $695 under extended warranty contracts during the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Facility Lease Commitments

The Company has a noncancelable operating lease on its current headquarters facility that expires in September 2010. Under the terms of the lease, the Company is responsible for its share of taxes, insurance and common area maintenance costs. The noncancelable operating lease on the facility used by Reliant Technologies expires in November 2009. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1,344, $815 and $737, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2008 are as follows:

Years Ending December 31,
2009	$2,035
2010	835

$2,870

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 U.S. patents of the Company. The counterclaim was amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by the Company be reexamined. The U.S. Patent Office has granted all these reexamination requests. Through March 2, 2009, the U.S. Patent Office has made non-final rejections of some claims of four of these 11 patents. Management believes the U.S. Patent Office will reaffirm the validity of the Company’s patents. The case is active and discovery is ongoing. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

2006 Employee Stock Purchase Plan

On August 2, 2006, the board of directors adopted the 2006 Employee Stock Purchase Plan. A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2006 Employee Stock Purchase Plan, eligible employees are permitted to purchase common stock through payroll deduction at a price of 85% of the lower market value as of the beginning or the end of the six-month offering period. Shares of common stock will be increased on the first day of each fiscal year,

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

commencing in 2007, by an amount equal to the lower of: (i) 900,000 shares; (ii) 2.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or (iii) such other amount as may be determined by the board of directors. Each offering period starts on the first trading day on or after May 15 and November 15 of each year. The Company issued 157,090, 167,085 and 0 shares of common stock during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, 856,070 shares remained available for future issuance. In addition, on January 1, 2009, the Company added 900,000 shares to the Plan.

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

Shares of common stock approved under the 2006 Equity Incentive Plan will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 1,800,000 shares; (ii) 3.5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the board of directors. On January 1, 2009, the Company added 1,671,558 shares to the 2006 Equity Incentive Plan.

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

During the year ended December 31, 2008 and 2007, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 170,652 and 110,175 shares of restricted stock units, respectively to certain employees. The value of the restricted stock award was based on the closing stock market price on the date of award. These restricted stock units vest between 3 months to 13 months.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Activity under the 1997 Stock Option Plan and 2006 Equity Incentive Plan is summarized as follows:

	Shares Available for Grant	Options Outstanding
		Number of Options	Weighted Average Exercise Price
Balance, December 31, 2005	73,196	3,347,541	2.96
Additional shares reserved	3,000,000	—	—
Options granted	(2,608,386)	2,608,386	2.78
Options exercised	—	(415,027)	1.11
Options repurchased or cancelled	2,370,840	(2,268,756)	4.02

Balance, December 31, 2006	2,835,650	3,272,144	2.31
Additional shares reserved	801,739	—	—
Options granted	(1,111,600)	1,111,600	8.54
Restricted stock units granted	(110,175)	—	—
Options exercised	—	(475,230)	1.45
Options repurchased or cancelled	394,710	(390,960)	5.33
Restricted stock units cancelled	42,676	—	—

Balance, December 31, 2007	2,853,000	3,517,554	$4.06
Additional shares reserved	826,189	—	—
Options granted	(2,741,600)	2,741,600	3.16
Restricted stock units granted	(170,652)	—	—
Options exercised	—	(391,551)	1.37
Options repurchased or cancelled	693,479	(693,479)	5.29
Restricted stock units cancelled	2,495	—	—

Balance, December 31, 2008	1,462,911	5,174,124	$3.62

Information regarding stock options outstanding at December 31, 2008 and 2007 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Terms (Years)	Aggregate Intrinsic Value
As of December 31, 2007
Options outstanding	3,517,554	$4.06	7.60	$9,548
Options vested and expected to vest	3,481,634	4.04	7.64	9,509
Options vested	1,963,392	2.65	6.89	7,107
As of December 31, 2008
Options outstanding	5,174,124	3.62	7.72	150
Options vested and expected to vest	5,065,711	3.63	7.69	150
Options vested	2,423,354	3.48	6.30	150

Included in the above tables are non-employee stock options granted during the years ended December 31, 2008, 2007 and 2006 for 7,500, 0 and 5,000 shares of common stock, respectively. The Company had non-employee stock options outstanding for 12,500, 40,833 and 72,293 shares of common stock, respectively, at December 31, 2008, 2007 and 2006, at weighted average exercise prices of $2.76, $1.15 and $0.59 per share, respectively. The non-employee options outstanding have a weighted average remaining

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

contractual term of 6.75 and 6.08 years and an aggregate intrinsic value of $0 and $189 at December 31, 2008 and 2007, respectively.

The number of outstanding options vested and exercisable at December 31, 2007 was 1,963,392 options with a weighted average exercise price of $2.65 per share.

Information regarding common stock warrants outstanding at December 31, 2008 and 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
As of December 31, 2007	27,778	$4.50	1.87
As of December 31, 2008	344,105	4.00	4.23

The Company assumed 316,327 of warrants to purchase common stock in the Company upon the acquisition of Reliant. The fair value of these warrants on the acquisition date was $181, determined using the Company’s stock price on December 23, 2008 of $1.49 and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the acquisition date: remaining contractual life ranging from 3.66 years to 6.87 years, risk-free interest rate of 1.13 percent to 1.81 percent, expected volatility of 56 percent to 59 percent and no dividend yield.

Stock Option Repricing in 2006

During March 2006, the Company repriced certain stock option awards held by 116 of its employees. Under the terms of this repricing, the Company repriced employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, the employees who were previously granted certain stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, the Company repriced options to purchase 447,565 shares and options to purchase 1,523,035 unvested shares having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, the Company also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. The Company has accounted for the repricing and cancellation transactions as a modification under SFAS No. 123R and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. In accordance with SFAS No. 123R, the Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repriced options, the Company recorded stock compensation expense of $1,116, $1,421 and $2,008 in the years ended December 31, 2008, 2007 and 2006, respectively. The amount of stock based compensation expenses in the year ended December 31, 2006 included incremental compensation cost of $1,605 resulting from the modification.

Stock-based Compensation under APB No. 25

During the years ended December 31, 2006 and 2005, the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant,

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

determined with hindsight. During 2005, in accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options granted and the fair market value of the Company’s stock at the date of grant, determined with hindsight. During the year ended December 31, 2005, the Company recorded deferred stock-based compensation related to these options of $3,865. This deferred stock based compensation is amortized to expense on a straight-line basis over the period during which the Company’s options vest, generally four years. Amortization of deferred stock-based compensation was $2, $2 and $191 during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company granted stock options to employees with exercise prices below estimated fair market value, determined with hindsight, on the date of grant as follows:

Grants Made During Quarter Ended	Number of Options Granted	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share	Weighted Average Intrinsic Value Per Share
March 31, 2006	2,139,184	$1.90	$10.64	$8.74
June 30, 2006	237,500	3.00	11.48	8.48
September 30, 2006	139,350	11.00	11.93	0.93
December 31, 2006	92,352	10.08	10.71	0.63

In connection with the repricing of stock options during the year ended December 31, 2006, the Company followed the provisions of SFAS No. 123R and eliminated its remaining deferred stock-based compensation amounts of $3,344 related to modified stock options. Stock compensation charges for the modified options are recorded in accordance with SFAS No. 123R.

Stock-based Compensation under EITF No. 96-18

During the years ended December 31, 2008, 2007 and 2006, the Company issued options to non-employees. The options generally vest ratably over four years. The values attributable to these options are amortized on a straight line basis over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The value of the stock options granted were revalued at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and SFAS No. 123R using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	1.52%	4.29%	4.96%
Expected volatility	53%	57%	60%
Contractual life (years)	10	10	10

The weighted average estimate grant date fair values of the non-employee stock options was $2.74, none and $3.31 per share for the years ended December 31, 2008, 2007 and 2006, respectively.

The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $6, $128 and $200 for the years ended December 31, 2008, 2007 and 2006, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Stock Option Valuation Assumptions

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	2.30%	4.47%	4.77%
Expected volatility	54%	54%	55%
Expected term (years)	4.23	4.18	4.25

The assumptions used to value employee stock purchase plan (“ESPP”) shares during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	2.17%	4.63%	5.16%
Expected volatility	52%	50%	51%
Expected term (years)	0.50	0.51	0.52

Total employee stock-based compensation expenses recorded under SFAS No. 123R during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Stock-based compensation expense under SFAS No. 123R:

Employee stock-based compensation expense	$3,447	$3,327	$3,070
Employee stock purchase plan	165	330	56
Restricted stock units	59	1,011	—

Total stock-based compensation under SFAS No. 123R	$3,671	$4,668	$3,126

During the years ended December 31, 2008, 2007 and 2006, the Company granted stock options to purchase an aggregate of 2,741,600, 1,111,600 and 2,608,386 shares of common stock with an estimated weighted-average grant-date fair value of $1.40, $4.07 and $8.79 per share, respectively. The amounts for 2006 include new grants and the options that were repriced during March 2006. The total fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was $6,828, $6,411 and $3,757, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $735, $3,112 and $3,986, respectively. Net cash proceeds from the exercise of stock options were $536, $690 and $460 for the years ended December 31, 2008, 2007 and 2006, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Employee stock-based compensation expense recognized under SFAS No. 123R in the years ended December 31, 2008, 2007 and 2006 was $3,671, $4,668 and $3,126, respectively. The expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2008 and 2007, the Company had $5,712 and $7,233, respectively, of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock options that will be recognized over a remaining weighted-average period of 2.6 and 2.6 years, respectively.

At December 31, 2008 and 2007, the unrecognized compensation cost related to ESPP shares was $39 and $92, respectively, which will be recognized using the straight-line attribution method over 0.4 years. The weighted average estimated fair values of each stock issuance under the ESPP for the years ended December 31, 2008, 2007 and 2006 was $0.91, $2.02 and $2.14 per share, respectively.

At December 31, 2008 and 2007, the unrecognized compensation cost related to restricted stock unit awards was $248 and $53, respectively, which will be recognized using the straight-line attribution method over 1.06 and 0.75 years. The weighted average estimated fair values of each restricted stock unit issuance for the year ended December 31, 2008 and 2007 was $1.49 and $10.56 per share, respectively.

Stock-based compensation expense recorded under SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Years Ended December 31,
	2008	2007	2006
Cost of revenue	$190	$288	$73
Sales and marketing	1,449	1,796	1,306
Research and development	385	903	666
General and administrative	1,655	1,811	1,472

Total stock-based compensation expense	$3,679	$4,798	$3,517

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

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(16,393)	$2,780	$(3,909)
Unrealized gain (loss) on marketable investments, net of tax	(19)	19	—

Comprehensive income (loss)	$(16,412)	$2,799	$(3,909)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2008, the Company provided debt financing of $5,000 to Reliant prior to the acquisition, which earned interest at a rate of 15% per annum. The Company also made net payments of $548 of expenses on behalf of Reliant prior to the acquisition.

NOTE 10 — INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
Income (loss) subject to domestic income taxes only	$(16,378)	$3,051	$(3,909)
Income (loss) subject to foreign income taxes only	(1)	—	—

	$(16,379)	$3,051	$(3,909)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(15)	$171	$—
State	29	100	—

Total provision for income taxes	$14	$271	$—

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$37,622	$9,924
Research and development and alternative minimum tax credits	3,419	1,855
Depreciation	312	—
Deferred revenue	1,095	—
Other	3,837	1,906

Total deferred tax assets	46,285	13,685

Deferred tax liabilities:
Intangible assets	(11,445)	—

	34,840	—
Less: valuation allowance	(34,840)	(13,685)

Net deferred tax assets	$—	$—

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2008	2007	2006
Tax at federal statutory rate	(34.00)%	34.00%	(34.00)%
State, net of federal benefit	0.21%	4.02%	(5.83)%
Meals and entertainment	0.64%	3.15%	2.56%
Acquired in-process research and development	18.80%	—	—
Other	0.08%	5.34%	1.45%
Benefit for research and development credit	(0.44)%	(10.31)%	(3.95)%
Stock-based compensation	6.30%	33.24%	35.84%
Preferred stock warrant liabilities	—	—	(1.42)%
Tax reserves	0.18%	3.54%	—
Change in valuation allowance	8.40%	(64.09)%	5.35%

Provision for taxes	0.17%	8.89%	0.00%

Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against its net deferred tax asset at December 31, 2008 and 2007. The valuation allowance increased by $21,155, decreased by $3,114 and increased by $209 during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $98,800 and $67,000 for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2013 for state purposes.

As of December 31, 2008, the Company had research and development credit carryforwards of approximately $2,100 and $3,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2018. The California tax credit can be carried forward indefinitely.

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

A reconciliation of the January 1, 2007 through December 31, 2008 amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$800
Increases (decreases) of unrecognized tax benefits taken in prior years	—
Increases (decreases) of unrecognized tax benefits related to current year	210
Increases (decreases) of unrecognized tax benefits related to settlements	—
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—

Balance at December 31, 2007	1,010
Increases (decreases) of unrecognized tax benefits taken in prior years	1,106
Increases (decreases) of unrecognized tax benefits related to current year	553
Increases (decreases) of unrecognized tax benefits related to settlements	(28)
Reductions to unrecognized tax benefits related to lapsing statute of limitations	—

Balance at December 31, 2008	$2,641

At December 31, 2008, the Company had $2,641 of unrecognized tax benefits, of which, $238 would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months. In accordance with FIN 48, the Company will recognize interests and penalties, when they occur, related to unrecognized tax benefits as a component of income taxes. Interest and penalties are insignificant at December 31, 2008.

The Company is subject to taxation in the U.S. and in various states. Generally, with a few exceptions, the tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The State of California has recently completed an examination of the Company’s California tax return for the years 2003 and 2004 with no proposed adjustments.

NOTE 11 — EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. The Company made no contributions under this plan for the years ended December 31, 2008, 2007 and 2006.

NOTE 12 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008, 2007 and 2006, the Company paid $75 each year to a member of its board of directors under the terms of a consulting agreement.

During 2008 prior to the acquisition, the Company provided $5,000 of debt financing to Reliant at an interest rate of 15% per annum, and also made net payments of $548 of expenses on behalf of Reliant.

NOTE 13 — SUBSEQUENT EVENT

Loan and Security Agreement with Bank

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On March 9, 2009, the Company drew down $3,000 as a term loan.

Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus 1.00%, subject to a minimum per annum rate of 5.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until March 9, 2011, at which time the revolving loan facility matures and all outstanding amounts under the revolving loan facility must be repaid. In the event the Company elects to terminate the revolving loan facility on or before the maturity date, the Company is required to pay a fee in the amount of $60.

Borrowings under the term loan accrue interest at a per annum rate equal to 6.39%. The term loan is payable in 33 equal monthly payments of principal and interest. All outstanding amounts under the term loan, plus a final payment of $105, will be due and payable on the maturity date of December 1, 2011. In the event the Company elects to prepay the term loan prior to the maturity date, the Company is required to pay a fee in the amount of $60.

All obligations under the Loan Agreement are secured by substantially all of the personal property of the Company.

In connection with the Loan Agreement, the Company’s subsidiary, Reliant Technologies, LLC (“Reliant LLC”), entered into an Unconditional Guaranty, dated as of March 9, 2009 (the “Guaranty”), in favor of Lender, pursuant to which Reliant LLC guaranteed all of the obligations of the Company under the Loan Agreement, and a Security Agreement, dated as of March 9, 2009 (the “Security Agreement”), with Lender, pursuant to which Reliant LLC granted a security interest in substantially all of its personal property to secure its obligations under the Guaranty.

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains financial covenants requiring the Company to maintain a minimum liquidity ratio, a minimum tangible net worth, and, beginning with the quarter ending December 31, 2009, positive EBITDA.

The Loan Agreement contains events of default that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event the Company’s assets are attached or the Company is enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, inaccuracy of representations and warranties and a default in the event of a change of control. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.00%, an acceleration of all obligations under the Loan Agreement, an obligation of the Company to repay all obligations in full, and a right by the Lender to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited quarterly financial results:

	Quarters Ended
	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	Jun. 30, 2007	Mar. 31, 2007
Net revenue	$9,549	$13,020	$17,881	$16,231	$16,582	$13,865	$17,499	$15,155
Cost of revenue	3,404	3,209	4,095	4,358	3,895	3,111	4,818	4,152

Gross margin	6,145	9,811	13,786	11,873	12,687	10,754	12,681	11,003

Operating expenses:
Sales and marketing	6,671	5,915	6,993	7,422	6,990	6,016	6,815	6,374
Research and development	2,448	2,150	2,173	2,731	2,119	2,282	2,232	2,466
General and administrative	3,489	2,575	3,046	4,552	3,138	2,695	2,784	2,683
Acquired in-process research and development	9,060	—	—	—	—	—	—	—

Total operating expenses	21,668	10,640	12,212	14,705	12,247	10,993	11,831	11,523

Income (loss) from operations	(15,523)	(829)	1,574	(2,832)	440	(239)	850	(520)
Interest and other income	553	635	543	603	674	662	598	586
Interest, warrants and other expenses	(15)	—	—	—	—	—	—	—
Loss on investments	(225)	(863)	—	—	—	—	—	—

Income (loss) before income taxes	(15,210)	(1,057)	2,117	(2,229)	1,114	423	1,448	66
Provision for income taxes	161	(89)	(78)	(8)	(124)	—	(140)	(7)

Net income (loss)	$(15,049)	$(1,146)	$2,039	$(2,237)	$990	$423	$1,308	$59

Basic income (loss) per share	$(0.57)	$(0.05)	$0.09	$(0.09)	$0.04	$0.02	$0.06	$0.00

Diluted income (loss) per share	$(0.57)	$(0.05)	$0.08	$(0.09)	$0.04	$0.02	$0.05	$0.00

SCHEDULE II

SOLTA MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions Charged to Expenses	Write-offs, Recoveries and Adjustments	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2006	$29	$9	$7	$31
Year ended December 31, 2007	$31	$79	$28	$82
Year ended December 31, 2008	$82	$201	$66	$217
Valuation allowance for deferred tax assets
Year ended December 31, 2006	$16,590	$209	$—	$16,799
Year ended December 31, 2007	$16,799	$—	$3,114	$13,685
Year ended December 31, 2008	$13,685	$21,155	$—	$34,840

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended. Management has excluded the business formerly known as Reliant Technologies, Inc. from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination on December 23, 2008. The total assets and total revenues of the business formerly known as Reliant Technologies represent approximately 73% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures my deteriorate.

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issue by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(3)	Exhibits

Exhibit Number	Description
2.1[4]	Agreement and Plan of Merger and Reorganization dated as of July 7, 2008 by and among the Registrant, Relay Acquisition Company, LLC and Reliant Technologies, Inc.
3.2[1]	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.4[1]	Bylaws of the Registrant as currently in effect.
4.1[1]	Specimen Common Stock certificate of the Registrant.
4.2[1]	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.
10.1[1]	Form of Indemnification Agreement for directors and executive officers.
10.2[1]	1997 Stock Option Plan.
10.3	2006 Equity Incentive Plan, as amended.
10.4[1]	2006 Employee Stock Purchase Plan.
10.5[1]

Sublease Agreement dated September 7, 2004 by and between the Registrant and iAnywhere Solutions, Inc. for office space located at 25881 and 25901 Industrial Boulevard, Hayward, California and exhibits thereto.

10.6[1]	Development and Supply Agreement dated October 1, 1997 by and between the Registrant and Stellartech Research Corporation and the amendments thereto.
10.7[1]	Service Agreement dated January 14, 2003 by and between the Registrant and Stellartech Research Corporation.
10.8[1]	Patent License and Settlement Agreement dated June 3, 2005 by and between the Registrant and Syneron.
10.9[1]	Restated and Amended Consulting Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D. and the amendments thereto.
10.10[1]	Restated and Amended Intellectual Property Assignment and License Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D.
10.11[1]	Employment Agreement dated January 7, 2005 by and between the Registrant and Stephen J. Fanning.
10.12[1]	Severance Benefit Plan effective as of February 1, 2005.
10.14[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock Units under the 2006 Equity Incentive Plan.
10.15[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock under the 2006 Equity Incentive Plan.
10.16[2]	Form of Notice of Grant for, and Terms and Conditions of, Stock Options under the 2006 Equity Incentive Plan.
10.17[3]	Employment Agreement dated November 5, 2007 by and between the Registrant and John F. Glenn.
10.18[5]	Secured Promissory Note dated July 14, 2008 by and between Registrant and Reliant Technologies, Inc.
10.19[5]	Security Agreement dated July 14, 2008 by and between Registrant and Reliant Technologies, Inc.

Exhibit Number	Description
10.20[5]

Subordination Agreement dated July 14, 2008 among Pinnacle Ventures I-A(SUB) (Q), L.P., Pinnacle Ventures I-B, L.P., Pinnacle Ventures I Affiliates, L.P. and Pinnacle Ventures, LLC, Comerica Bank and Registrant.

10.24[6]	Form of Change of Control and Severance Agreement for Chief Executive Officer.
10.25[6]	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.
10.26[6]	Form of Change of Control and Severance Agreement for Vice Presidents.
10.27	Letter to Registrant from Bear Stearns, a division of J.P. Morgan Chase, dated November 26, 2008 and Customer Agreement dated as of June 5, 2007.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 102).
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.
[2]	Incorporated by reference from our Current Report on Form 8-K dated February 13, 2007.
[3]	Incorporated by reference from our Current Report on Form 8-K dated January 4, 2008.
[4]	Incorporated by reference from our Current Report on Form 8-K/A dated July 11, 2008.
[5]	Incorporated by reference from our Current Report on Form 8-K dated July 21, 2008.
[6]	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 31st day of March 2009.

SOLTA MEDICAL, INC.

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

Signature	Title	Date

/s/ STEPHEN J. FANNING Stephen J. Fanning	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ JOHN F. GLENN John F. Glenn	Chief Financial Officer	March 31, 2009

/s/ CHERRY HU Cherry Hu	Vice President, Principal Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 31, 2009

/s/ HAROLD L. COVERT Harold L. Covert	Director	March 31, 2009

/s/ LEONARD DEBENEDICTUS Leonard DeBenedictus	Director	March 31, 2009

/s/ EDWARD W. KNOWLTON, MD Edward W. Knowlton, MD	Director	March 31, 2009

/s/ CATHY L. MCCARTHY Cathy L. McCarthy	Director	March 31, 2009

/s/ MARTI MORFITT Marti Morfitt	Director	March 31, 2009

/s/ MARK M. SIECZKAREK Mark M. Sieczkarek	Director	March 31, 2009

/s/ ERIC B. STANG Eric B. Stang	Director	March 31, 2009