Form 10-Q
period 2009-03-31
SOLTA MEDICAL INC
filed 2009-05-06
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, 47,758,823 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant” and “Fraxel” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$8,974	$7,556
Marketable investments	8,094	17,870
Accounts receivable, net	12,854	5,119
Inventories, net	13,333	18,304
Prepaid expenses and other current assets	3,834	4,074

Total current assets	47,089	52,923
Property and equipment, net	6,438	6,841
Purchased intangible assets, net	39,948	40,999
Goodwill	48,257	48,158
Other assets	217	247

Total assets	$141,949	$149,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,083	$8,080
Accrued liabilities	11,741	11,085
Accrued restructuring	1,371	3,549
Current portion of deferred revenue	4,089	3,658
Short-term margin account borrowings	5,620	12,399
Line of credit obligation	3,750	—
Current portion of term loan	1,031	—
Customer deposits	363	288

Total current liabilities	34,048	39,059
Deferred revenue, net of current portion	512	688
Term loan, net of current portion	1,969	—
Non-current tax liabilities	1,507	1,464
Other liabilities	125	133

Total liabilities	38,161	41,344

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 47,758,823 shares issued and outstanding at March 31, 2009 and December 31, 2008	48	48
Additional paid-in capital	166,468	165,680
Deferred stock-based compensation	(1)	(2)
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(62,677)	(57,902)

Total stockholders’ equity	103,788	107,824

Total liabilities and stockholders’ equity	$141,949	$149,168

(1)	December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$25,245	$16,231
Cost of revenue	11,507	4,358

Gross margin	13,738	11,873

Operating expenses:
Sales and marketing	10,475	7,422
Research and development	3,916	2,731
General and administrative	4,318	4,552

Total operating expenses	18,709	14,705

Loss from operations	(4,971)	(2,832)
Interest and other income	261	603
Interest and other expenses	(47)	—

Loss before income taxes	(4,757)	(2,229)
Provision for income taxes	(18)	(8)

Net loss	$(4,775)	$(2,237)

Net loss per share:
Basic and diluted	$(0.10)	$(0.09)

Weighted average shares outstanding used in calculating net loss per share:
Basic and diluted	47,758,823	23,630,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows used in operating activities
Net loss	$(4,775)	$(2,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,776	331
Amortization of premium on marketable investments	50	50
Gain on investments	(114)	—
Loss on disposal on property and equipment	11	2
Stock-based compensation	789	979
Allowance for doubtful accounts	(91)	23
Reserve for excess and obsolete inventory	(129)	69
Change in assets and liabilities
Accounts receivable	(7,644)	(1,844)
Inventories	4,911	473
Prepaid expenses and other current assets	240	(88)
Other non-current assets	30	1
Accounts payable	(2,023)	467
Accrued and other liabilities	1,490	(242)
Accrued restructuring	(2,178)	—
Deferred revenue	255	—
Customer deposits	75	(6)
Deferred rent	(7)	46

Net cash used in operating activities	(7,334)	(1,976)

Cash flows provided by (used in) investing activities
Acquisition of property and equipment	(720)	(351)
Payments for acquisition	(288)	—
Purchase of marketable investments	—	(6,689)
Proceeds from sale of marketable investments	9,790	4,950

Net cash provided by (used in) investing activities	8,782	(2,090)

Cash flows provided by (used in) financing activities
Proceeds from debt	6,750	—
Repayment of short-term margin account borrowings	(6,779)	—
Repayment of equipment lease	(1)	—
Proceeds from exercise of stock options	—	107

Net cash provided by (used in) financing activities	(30)	107

Net increase (decrease) in cash and cash equivalents	1,418	(3,959)
Cash and cash equivalents at beginning of period	7,556	13,650

Cash and cash equivalents at end of period	$8,974	$9,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solta Medical, Inc. (the “Company”) develops, manufactures, and markets aesthetic energy devices to address aging skin. The Company was incorporated in California on January 11, 1996 as Thermage, Inc. and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. Following the acquisition of Reliant Technologies, Inc. on December 23, 2008, the Company changed its name to Solta Medical, Inc.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Liquidity

In the year ended December 31, 2008, the Company incurred net cash outflows from operations and net cash outflows in connection with the acquisition of Reliant. The Company entered into a term loan and revolving loan agreement in March 2009. The agreement contains certain financial and non-financial covenants. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with such covenants or if it fails to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of its cash arise. In order to meet its future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to the Company. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K filed on March 31, 2009, and have not changed since December 31, 2008.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of aesthetic energy devices to address aging skin. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

The following table summarizes net revenue by product:

	Three Months Ended March 31,
	2009	2008
Systems	$10,822	$4,418
Tips and other consumables	12,135	11,394

Net revenue from products	22,957	15,812
Services and other	2,288	419

Total net revenue	$25,245	$16,231

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2009	2008
United States	$10,674	$8,237
Asia Pacific	5,321	3,521
Europe/Middle East	7,139	3,056
Rest of the world	2,111	1,417

Total net revenue	$25,245	$16,231

NOTE 2 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants, incremental shares of common stock issuable under employee stock purchase plans and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net loss per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment (revised 2004), or (“SFAS No. 123R”), and SFAS No. 128, Earnings Per Share.

	Three Months Ended March 31,
	2009	2008
Historical net loss per share:
Numerator
Net loss	$(4,775)	$(2,237)

Denominator
Weighted-average shares outstanding - Basic and diluted	47,758,823	23,630,842

Basic and diluted net loss per share	$(0.10)	$(0.09)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	6,649,868	4,559,058
Warrants to purchase common stock	344,105	27,778
Common stock issuable under Employee Stock Purchase Plan	74,224	60,781
Restricted stock units	170,652	5,000

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, the FASB issued FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-a”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R). The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The Company’s adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) How and why an entity uses derivative instruments, (b) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 on January 1, 2009 did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company’s adoption of FSP 142-3 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2008, the FASB issued EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. The Company’s adoption of EITF 07-05 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its financial position, results of operations and cash flows.

NOTE 4 — ACQUISITION OF RELIANT TECHNOLOGIES, INC.

On December 23, 2008, the Company acquired 100% of the common stock of Reliant Technologies, Inc. (“Reliant”), a privately held medical device company, for $25,000 in cash, 23.6 million shares of Solta Medical common stock and assumption of $9,438 of debt, including a $5,000 note payable to the Company. This acquisition expands the market presence of the Company. Complementary product offerings allow the Company to cross-sell a more complete product line to physicians and their patients through one of the largest direct U.S. sales forces in the industry and an expansive international distribution network.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2009 include the results of operations of Reliant. The Company accounted for the acquisition under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price is the total of $25,000 cash paid, $61,407 for 23.6 million shares issued at the $2.60 average closing share price over the period two days before to two days after the merger announcement date, $181 fair value of assumed warrants and $4,051 in direct transaction costs.

The following summarizes the preliminary purchase price allocation of the Reliant acquisition, adjusted through March 31, 2009:

Assets acquired:
Cash	$1,281
Accounts receivable	2,349
Inventory	11,353
Prepaid expenses and other assets	818
Property and equipment	3,103
Intangible assets:
Fraxel trade name	3,580
Customer relationships	4,810
Non-compete agreement	500
Core technology	18,420
Product technology	9,270
Product development contract	620
Future royalties contract	3,890
In-process research and development	9,060
Goodwill	48,257

Total assets acquired	117,311
Liabilities assumed:
Accounts payable	6,182
Accrued liabilities	5,510
Accrued restructuring	2,967
Other liabilities	294
Deferred revenue	2,281
Notes payable (including a $5,000 note payable owed to Thermage)	9,438

Total liabilities acquired	26,672

Net acquired assets	$90,639

The Company recorded an estimate for costs to terminate some activities associated with the Reliant operations in accordance with the guidance of Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. This restructuring accrual of $2,967 was principally related to the termination of 45 Reliant employees of $1,797 and restructuring of facilities of $1,170.

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income and market approaches. Of the total purchase price of $90,639, $41,090 was allocated to amortizable intangible assets. $37,200 of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to twelve years. The royalties intangible asset will be amortized using a straight-line method over its estimated useful life of 10 years when royalty revenues commence.

In conjunction with the acquisition of Reliant, the Company recorded an expense of $9,060 for acquired in-process research and development (IPR&D) during the quarter and year ended December 31, 2008 because feasibility of the acquired technology had not been established and no alternative future use exists. The IPR&D expense was included in operating expenses in the consolidated statement of operations for the year ended December 31, 2008.

The IPR&D is related to the development of three new products, all of which are progressing as planned. The Company determined the value of acquired IPR&D using the discounted cash flow approach. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% to 23% discount rate. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

The Company allocated the residual value of approximately $48 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company did not have any goodwill prior to the acquisition of Reliant. The Company did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted the Company’s valuation of goodwill, the Company considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. The Company concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to result, and management’s expectations of the future operating and financial performance of the business. The Company extended these considerations through March 31, 2009 and concluded that no impairment of goodwill existed as of that date. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

NOTE 5 — BALANCE SHEET DETAIL

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

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$8,974	$—	$—	$8,974
Corporate and Euro dollar bonds	2,336	—	(72)	2,264
Medium and short term notes	5,920	—	(90)	5,830

	$17,230	$—	($162)	$17,068

Reported as:
Cash and cash equivalents	$8,974	$—	$—	$8,974
Marketable investments	8,256	—	(162)	8,094

	$17,230	$—	($162)	$17,068

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$7,556	$—	$—	$7,556
Corporate and Euro dollar bonds	7,309	—	(18)	7,291
Medium and short term notes	11,649	—	(1,070)	10,579

	$26,514	$—	($1,088)	$25,426

Reported as:
Cash and cash equivalents	$7,556	$—	$—	$7,556
Marketable investments	$18,958	—	(1,088)	17,870

	$26,514	$—	($1,088)	$25,426

The Company has a margin account with JP Morgan Chase, related to its marketable investments. The margin account had liability balances of $5,620 and $12,399 as of March 31, 2009 and December 31, 2008, respectively, which are included in the accompanying consolidated financial statements as short-term borrowings. Pursuant to the terms of credit offered by JP Morgan Chase, the Company may borrow up to 75% of the market value of the Company’s investment account with JP Morgan Chase at an interest rate of the 30-day Libor rate plus 100 basis points (1.53% and 2.08% as of March 31, 2009 and December 31, 2008, respectively). Under the terms of the Customer Agreement signed with JP Morgan Chase, an event of default would occur if, among other things: (i) the Company does not pay any liability or perform any obligation to JP Morgan Chase by the time the Company is obligated to perform such obligation; (ii) the Company otherwise breaches, repudiates or defaults under the Customer Agreement or any other agreement it has with JP Morgan Chase; (iii) the Company commences a proceeding in bankruptcy or insolvency or one is commenced against the Company; (iv) any guarantor, co-signer or other party (a “Responsible Party”) liable for or providing security for the Company’s obligations to JP Morgan Chase defaults in its obligation to JP Morgan Chase or commences a proceeding in bankruptcy or insolvency or one is commenced against it; (v) an attachment is made against the Company’s or a Responsible Party’s account(s) with JP Morgan Chase; (vi) a receiver is appointed with respect to the Company, any of the Company’s assets or the assets of a Responsible Party; or (vii) an event, circumstance or condition occurs that, in JP Morgan Chase’ judgment, materially impairs the Company’s creditworthiness or the Company’s ability to timely perform its obligations. There was no event of default through March 31, 2009.

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

The Company’s cash, cash equivalents and marketable investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Fair value hierarchy or the Company’s cash equivalents and marketable investments at fair value in connection with our adoption of SFAS No. 157 is as follows as of March 31, 2009:

	Fair Market Value	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market funds	$77	$77	$—
Corporate and Euro dollar bonds	2,264	—	2,264
Medium and short term notes	5,830	—	5,830

Inventories, Net

Inventories, net consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$5,156	$6,058
Work-in-process	344	423
Finished goods	7,833	11,823

	$13,333	$18,304

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2009	December 31, 2008
Marketing expenses	$842	$403
Travel and entertainment	345	216
Warranty	1,087	1,217
VAT & Sales and use taxes	852	910
Payroll and related expenses	3,266	2,876
Professional fees	894	645
Fixed assets	5	196
Accrued claims	470	410
Accrued inventory purchases	421	114
Royalties payable	1,160	1,082
Accrued transaction costs	1,528	2,128
Other	871	888

	$11,741	$11,085

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$1,217	$577
Accruals for warranties issued during the period	154	121
Settlements made during the period	(284)	(112)

Balance at end of period	$1,087	$586

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$2,603	$1,471
Payments received	398	193
Revenue recognized	(720)	(239)

Balance at end of period	$2,281	$1,425

The Company incurred costs of $165 and $114 under extended warranty contracts during the three months ended March 31, 2009 and 2008, respectively.

NOTE 7 — ACCRUED RESTRUCTURING

In addition to the restructuring accrual relating to the Reliant acquisition (see Note 4), the Company recorded further accruals for severance payments to 23 former Thermage employees at December 31, 2008. The costs associated with the termination of Thermage employees have been recorded as a charge to the income statement. The accrued restructuring charges remaining at March 31, 2009 are expected to be paid in 2009. A summary of all restructuring activity is shown below:

	Severance	Facilities	Total
Balance at December 31, 2008	$2,379	$1,170	$3,549
Adjustments	36	—	36
Cash payments	(1,798)	(416)	(2,214)

Balance at March 31, 2009	$617	$754	$1,371

NOTE 8 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. The Company drew down $3,750 on the revolving loan facility and $3,000 as a term loan in March 2009.

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

Borrowings under the term loan accrue interest at a per annum effective rate equal to 6.39%. The term loan is payable in 33 equal monthly payments of principal and interest. All outstanding amounts under the term loan, plus a final payment of $105, will be due and payable on the maturity date of December 1, 2011. In the event the Company elects to prepay the term loan prior to the maturity date, the Company is required to pay a fee in the amount of $60.

All obligations under the Loan Agreement are secured by substantially all of the personal property of the Company.

In connection with the Loan Agreement, the Company’s subsidiary, Reliant Technologies, LLC (“Reliant LLC”), entered into an Unconditional Guaranty, dated as of March 9, 2009 (the “Guaranty”), in favor of Lender, pursuant to which Reliant LLC guaranteed all of the obligations of the Company under the Loan Agreement, and a Security Agreement, dated as of March 9, 2009 (the “Security Agreement”), with Lender, pursuant to which Reliant LLC granted a security interest in substantially all of its personal property to collateralize its obligations under the Guaranty.

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains financial covenants requiring the Company to maintain a minimum liquidity ratio, a minimum tangible net worth, and, beginning with the quarter ending December 31, 2009, positive EBITDA. The Company was in compliance with these covenants as of March 31, 2009.

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

NOTE 9 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 U.S. patents of the Company. The counterclaim was amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by the Company be reexamined. The U.S. Patent Office has granted all these reexamination requests. Through March 2, 2009, the U.S. Patent Office has made non-final rejections of some claims of four of these 11 patents. Management believes the U.S. Patent Office will reaffirm the validity of the Company’s patents. The case is active and discovery is ongoing. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

NOTE 10 — COMPREHENSIVE LOSS

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented are as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	($4,775)	($2,237)
Unrealized gain (loss) on marketable investments	(50)	124

Comprehensive loss	($4,825)	($2,113)

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$53	$43
Sales and marketing	343	418
Research and development	20	133
General and administrative	373	385

Total stock-based compensation expense	$789	$979

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that treatment tip sales will decrease as a percentage of revenue versus systems sales; introduction of new procedures and associated treatment tips in the future; expansion of average selling price; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our ability to secure credit facilities will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We design, develop, manufacture and market aesthetic energy devices to address aging skin. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytids for the upper and lower eyelids. Our patented and FDA-cleared system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. As of March 31, 2009, we had an installed base of approximately 2,690 Thermage systems and 2,090 Fraxel systems and had sold over 630,000 treatment tips.

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

Net revenue for the three months ended March 31, 2009 increased 56% from the quarter ended March 31, 2008, mainly from the contribution from the sale of products and services previously marketed by Reliant under the Fraxel brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have begun to implement a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include new customer rental programs for both Thermage and Fraxel systems and expanding the partner plan to include Fraxel consumables, as well as offering incentives to doctors who become both Fraxel and Thermage customers.

Acquisition of Reliant Technologies, Inc.

On December 23, 2008, we acquired 100% of the common stock of Reliant for $25 million in cash and 23.6 million shares of Solta Medical common stock and assumption of $9.4 million of debt, including a $5 million note payable to Thermage. This acquisition expands the market presence of the Company. Complementary product offerings allow us to cross-sell a more complete product line to physicians and their patients through one of the largest direct U.S. sales forces in the industry and an expansive international distribution network.

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

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income and market approaches. Of the total purchase price of approximately $90.6 million, approximately $41.1 million was allocated to amortizable intangible assets. Approximately $37.2 million of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to 12 years.

In conjunction with the acquisition of Reliant, we recorded an expense of approximately $9.1 million for acquired in-process research and development (“IPR&D”) during the quarter and year ended December 31, 2008, because feasibility of the acquired technology had not been established and no alternative future use exists. The IPR&D is related to the development of three new products, all of which are progressing as planned. We determined the value of acquired IPR&D using the discounted cash flow approach. We calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% to 23% discount rate. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

We allocated the residual value of approximately $48 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. We did not have any goodwill prior to the acquisition of Reliant. We did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted our valuation of goodwill, we considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. We concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to result, and management’s expectations of the future operating and financial performance of the business. We extended these considerations through March 31, 2009 and concluded that no impairment of goodwill existed as of that date. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2007 and 2008, and the three months ended March 31, 2008 and 2009, we derived 71%, 73%, 70% and 48%, respectively, of our revenue from treatment tips and consumable sales, and 26%, 23%, 27% and 43% respectively, of our revenue from systems sales. The balance of our revenue is derived from product service and shipping. During 2007, we launched four new procedures and associated treatment tips, including the premium STC tip for skin tightening and contouring, and the DC tip for deep contouring and body shaping. In March 2008, we introduced the cellulite tip. As a result of the introduction of new treatment tips in 2007 and 2008, we have seen a gradual increase in the average selling price of our treatment tips.

We market our products in the United States to physicians, including primarily dermatologists and plastic surgeons, through a direct sales force and internationally in 87 countries through a network of independent distributors and direct sales force in a few select countries. In the years ended December 31, 2007 and 2008, and three months ended March 31, 2008 and 2009, we derived 52%, 52%, 51% and 42% of our revenue from sales of our products and services within the United States and 48%, 48%, 49% and 58% of our revenue from sales of our products and services outside the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended March 31,
	2009	2008
United States	42%	51%
Asia Pacific	21%	21%
Europe/Middle East	28%	19%
Rest of the world	9%	9%

Total net revenue	100%	100%

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

Results of Operations

Three Months Ended March 31, 2008 and 2009

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue increased $9.0 million, or 56%, from $16.2 million to $25.2 million for the three months ended March 31, 2008 and 2009, respectively, mainly from the contribution from Fraxel sales. Sales were affected by the comparative weakening of global economic conditions, and tightening of the credit market that resulted in a slowdown of customer purchasing decisions from the second half of 2008.

System sales increased $6.4 million, or 145%, from $4.4 million to $10.8 million for the three months ended March 31, 2008 and 2009, respectively. Sales of treatment tips and other consumables increased $0.7 million, or 7%, from $11.4 million to $12.1 million for the three months ended March 31, 2008 and 2009, respectively. These increases were due to the contributions from the sale of Fraxel products.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 54.4% of revenue in the first quarter of 2009, compared with 73.2% of revenue in the first quarter of 2008. The decrease in gross margin as a percent of revenue in 2009 was primarily due to a higher proportion of lower-margin system and system upgrade sales than higher-margin tip sales, unfavorable overhead absorption due to lower than planned production volume, downward sales-pricing pressure caused by the continuing difficulties in the economy, and $0.7 million of amortization expense from intangible assets from the Reliant acquisition.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $3.1 million, or 41%, from $7.4 million to $10.5 million for the three months ended March 31, 2008 and 2009, respectively. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $1.5 million as a result of our expansion of the U.S. sales force during 2008 and from the Reliant acquisition, an increase of $0.8 million in discretionary marketing expenses and an increase of $0.4 million in allocated expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $1.2 million, or 43%, from $2.7 million to $3.9 million for the three months ended March 31, 2008 and 2009, respectively. The increase in research and development expenses was primarily from increased allocated expenses of $0.5 million, increased headcount and related personnel and infrastructure expenses of $0.4 million, and higher spending on clinical studies and other R&D project costs of $0.2 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses decreased $0.3 million, or 5%, from $4.6 million to $4.3 million for the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. The $1.0 million in outside advisory fees incurred in the first quarter of 2008 in pursuing this acquisition did not recur in the first quarter of 2009. In addition, allocated expenses decreased $0.6 million from the first quarter of 2008 to the first quarter of 2009. These decreases were partially offset by higher personnel expenses of $0.5 million from the increased headcount following the Reliant acquisition and $0.3 million higher accounting and audit fees.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $0.3 million, or 57%, from $0.6 million for the three months ended March 31, 2008 to $0.3 million for the three months ended March 31, 2009, following our use of cash in the Reliant acquisition.

Provision for Income Taxes. Provision for income taxes was $8,000 and $18,000 for the three months ended March 31, 2008 and 2009, respectively. The provision for income taxes for both periods represented additions to FIN 48 reserves. We did not recognize any tax benefits in relation to the loss before income taxes as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three months ended March 31, 2008 and 2009, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$53	$43
Sales and marketing	343	418
Research and development	20	133
General and administrative	373	385

Total stock-based compensation expense	$789	$979

Liquidity and Capital Resources

On March 31, 2009, we had working capital of $13.0 million, which consists primarily of $9.0 million in cash and cash equivalents and $8.1 million in marketable investments. In the fourth quarter of 2008, in anticipation of the acquisition of Reliant Technologies, Inc., we drew down on funds from a margin account with JP Morgan Chase, collateralized by our marketable investments. Pursuant to the terms of credit offered by JP Morgan Chase, we may borrow up to 75% of the market value of our investment account at an interest rate of the 30-day Libor rate plus 100 basis points. As of March 31, 2009, the margin account had a liability balance of $5.6 million, collateralized by $7.5 million of the total $8.1 million of our marketable investments.

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

On March 9, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009. Borrowings under the revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the term loan accrue interest at an effective rate of 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loan is payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loan subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property. We were in compliance with these covenants as of March 31, 2009.

Net Cash Used in Operating Activities. Net cash used in operating activities was $7.3 million in the three months ended March 31, 2009, compared with net cash used of $2.0 million in the same period a year ago. During the first quarter of 2009, $2.5 million net cash was used in net loss after adjusting for non-cash items. An additional $4.8 million of net cash was used in changes in assets and liabilities. Cash used in changes in assets and liabilities was primarily from $7.6 million of increased accounts receivable, $2.2 million in payments for restructuring charges and $2.0 million in decreased accounts payable, partially offset by $4.9 million of net cash provided as a result of a decrease in inventory and $1.5 million increase in accrued and other liabilities. The increase in accounts receivable and decrease in inventories were due to a higher percentage of sales volume that occurred in the latter part of the quarter.

During the first quarter of 2008, $0.8 million net cash was used in net loss after adjusting for non-cash items. An additional $1.2 million of net cash was used in changes in assets and liabilities. Cash used in changes in assets and liabilities was primarily from $1.8 million of increased accounts receivable, which was partially offset by $0.5 million cash provided as a result of decrease in inventories and $0.5 million cash provided as a result of an increase in accounts payable. The increase in accounts receivable was due to a higher percentage of sales volume that occurred towards the latter part of the quarter, as well as the impact of providing more flexible payment terms to certain of our U.S. customers under our Infinity Program in the first quarter of 2008.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $8.8 million for the three months ended March 31, 2009 compared with net cash used of $2.1 million in the three months ended March 31, 2008. The net cash provided in the first quarter of 2009 arose from the sale of our marketable investments. The net cash used in the first quarter of 2008 was primarily for the purchase of marketable investments.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $30,000 in the three months ended March 31, 2009 compared with net cash provided of $107,000 in the three months ended March 31, 2008. During the first quarter of 2009, we drew down $6.8 million as a term loan and line of credit from Silicon Valley Bank, and repaid $6.8 million on the margin account maintained with JP Morgan Chase related to our marketable investments. Cash was provided by proceeds from exercise of stock options during the first quarter of 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, the FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-a”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R). The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on our financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Our adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our financial position, results of operations and cash flows.

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. Our adoption of FSP 157-2 on January 1, 2009 did not have a material impact on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) How and why an entity uses derivative instruments, (b) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires additional disclosures concerning derivatives and hedging activities, our adoption of SFAS No. 161 on January 1, 2009 did not have an impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. Our adoption of FSP 142-3 on January 1, 2009 did not have a material impact on our financial position, results of operations and cash flows.

In June 2008, the FASB issued EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. Our adoption of EITF 07-05 on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily includes fixed rate debt instruments of corporate issuers, fixed rate Euro bonds and certificates of deposit. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2009 would have potentially declined by $20,000. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Although, currently, most of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our systems products depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our Thermage and Fraxel systems and continued purchases by our customers of our treatment tips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. In addition, the lack of credit available to physicians to finance the purchase of Thermage and Fraxel systems may also impact the adoption of our Thermage and Fraxel systems. We must be able to demonstrate that the cost of our Thermage and Fraxel systems and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive or minimally invasive aesthetic procedures. If we are unable to increase physician adoption of our Thermage and Fraxel systems and use of our treatment tips, our financial performance will be adversely affected.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2009, we had 65 issued U.S. patents, 84 pending U.S. patent applications, 33 issued foreign patents and 114 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

The aesthetics market is highly competitive and dynamic, and is marked by rapid and substantial technological development and product innovations. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. Specifically, our products compete against a variety of offerings in the aesthetics market, including laser and other light-based medical devices, pharmaceutical products such as Botox, filler injections, chemical peels, microdermabrasion, liposuction, cosmetic surgical procedures and less invasive surgical solutions such as implanted sutures. Our closest competitors are makers of laser and other light-based devices, which include companies such as Alma Lasers, Candela, Cutera, Cynosure, Lumenis, Lutronic, Palomar Medical Technologies, Sciton and Syneron Medical.

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

Our products may have undetected and unforeseen design flaws, and may experience failures particularly when first introduced, or at any time during their lifecycle. Any product recalls as a result of flaws or failures could result in the loss of or delays in market acceptance of our products and adversely affect our business and reputation. Correcting defects can be time consuming. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations.

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

Problems in our manufacturing processes, or those of our manufacturing subcontractors, that lead to an actual or possible malfunction in our products, may require us to recall products from customers and could disrupt our operations. Our results of operations, our reputation and market acceptance of our products could be harmed if we encounter difficulties in manufacturing that result in a recall or patient injury, and delays in our ability to fill customer orders.

We may not be able to develop an alternative cooling system that will be in compliance with changing environmental regulations in a timely or cost-effective manner.

The cooling capability of our Thermage systems relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs. Our research and development staff continues to make good progress in developing an alternative cooling system to address changing environmental regulations. We have also put in place a solution for the European Union import restrictions. If we are unable to develop an alternative cooling system for our device which is not dependent on R134a in a timely or cost-effective manner, our Thermage systems may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been and may, in the future, be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to our existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

We and our repair subcontractors are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure, or the failure of our repair subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.3[1]	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.

10.28[2]	Loan and Security Agreement, dated as of March 9, 2009, by and between Registrant and Silicon Valley Bank.

10.29[2]	Unconditional Guaranty, dated as of March 9, 2009, by Reliant Technologies, LLC in favor of Silicon Valley Bank.

10.30[2]	Security Agreement, dated as of March 9, 2009, by and between Reliant Technologies, LLC and Silicon Valley Bank.

10.31[3]	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 30, 2009.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K dated January 12, 2009.

[2]	Incorporated by reference from our Current Report on Form 8-K dated March 9, 2009.

[3]	Incorporated by reference from our Current Report on Form 8-K dated March 25, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.3[1]	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.

10.28[2]	Loan and Security Agreement, dated as of March 9, 2009, by and between Registrant and Silicon Valley Bank.

10.29[2]	Unconditional Guaranty, dated as of March 9, 2009, by Reliant Technologies, LLC in favor of Silicon Valley Bank.

10.30[2]	Security Agreement, dated as of March 9, 2009, by and between Reliant Technologies, LLC and Silicon Valley Bank.

10.31[3]	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 30, 2009.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K dated January 12, 2009.

[2]	Incorporated by reference from our Current Report on Form 8-K dated March 9, 2009.

[3]	Incorporated by reference from our Current Report on Form 8-K dated March 25, 2009.