Form 10-Q
period 2009-06-30
SOLTA MEDICAL INC
filed 2009-08-04
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, 47,853,757 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant” and “Fraxel” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$14,615	$7,556
Marketable investments	4,519	17,870
Accounts receivable, net	13,337	5,119
Inventories, net	11,365	18,304
Prepaid expenses and other current assets	4,047	4,074

Total current assets	47,883	52,923
Property and equipment, net	6,197	6,841
Purchased intangible assets, net	38,899	40,999
Goodwill	48,348	48,158
Other assets	266	247

Total assets	$141,593	$149,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$4,963	$8,080
Accrued liabilities	11,685	11,085
Accrued restructuring	596	3,549
Current portion of deferred revenue	4,134	3,658
Short-term margin account borrowings	3,329	12,399
Line of credit obligation	5,225	—
Current portion of term loan	1,389	—
Customer deposits	346	288

Total current liabilities	31,667	39,059
Deferred revenue, net of current portion	689	688
Term loan, net of current portion	2,359	—
Non-current tax liabilities	1,520	1,464
Other liabilities	314	133

Total liabilities	36,549	41,344

Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 47,852,445 and 47,758,823 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	167,427	165,680
Deferred stock-based compensation	—	(2)
Accumulated other comprehensive gain	161	—
Accumulated deficit	(62,592)	(57,902)

Total stockholders’ equity	105,044	107,824

Total liabilities and stockholders’ equity	$141,593	$149,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$27,417	$17,881	$52,662	$34,112
Cost of revenue	10,777	4,095	22,284	8,453

Gross margin	16,640	13,786	30,378	25,659

Operating expenses:
Sales and marketing	9,038	6,993	19,513	14,415
Research and development	3,949	2,173	7,865	4,904
General and administrative	3,452	3,046	7,770	7,598

Total operating expenses	16,439	12,212	35,148	26,917

Income (loss) from operations	201	1,574	(4,770)	(1,258)
Interest and other income	41	543	302	1,146
Interest and other expenses	(104)	—	(151)	—

Income (loss) before income taxes	138	2,117	(4,619)	(112)
Provision for income taxes	(53)	(78)	(71)	(86)

Net income (loss)	$85	$2,039	$(4,690)	$(198)

Net income (loss) per share:
Basic	$0.00	$0.09	$(0.10)	$(0.01)

Diluted	$0.00	$0.08	$(0.10)	$(0.01)

Weighted average shares outstanding used in calculating net income (loss) per share:
Basic	47,806,228	23,855,246	47,782,656	23,743,043

Diluted	47,920,161	24,418,630	47,782,656	23,743,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows used in operating activities
Net loss	$(4,690)	$(198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,495	666
Amortization of premium on marketable investments	89	121
Realized gain on investments	(67)	—
Loss on disposal on property, plant and equipment	12	6
Stock-based compensation	1,653	1,902
Change in assets and liabilities
Accounts receivable	(8,218)	(2,270)
Inventories	6,627	745
Prepaid expenses and other current assets	27	344
Other non-current assets	(19)	(2)
Accounts payable	(2,550)	(104)
Accrued and other liabilities	1,254	(1,237)
Accrued restructuring	(2,953)	—
Deferred revenue	477	(92)
Customer deposits	58	17
Deferred rent	251	53

Net cash used in operating activities	(4,554)	(49)

Cash flows provided by investing activities
Acquisition of property and equipment	(990)	(499)
Payments for acquisition	(883)	—
Purchase of marketable investments	—	(8,574)
Sales and maturities of marketable investments	13,490	10,150

Net cash provided by investing activities	11,617	1,077

Cash flows provided by (used in) financing activities
Proceeds from debt	12,975	—
Repayment of debt	(4,002)	—
Repayment of short-term margin account borrowings	(9,070)	—
Repayment of equipment lease	(3)	—
Proceeds from exercise of stock options	3	484
Proceeds from employee stock purchase plan	93	196

Net cash provided by (used in) financing activities	(4)	680

Net increase in cash and cash equivalents	7,059	1,708
Cash and cash equivalents at beginning of period	7,556	13,650

Cash and cash equivalents at end of period	$14,615	$15,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$124	$—

Cash paid for income taxes	$161	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solta Medical, Inc. (the “Company”) develops, manufactures, and markets aesthetic energy devices to address aging skin. The Company was incorporated in California on January 11, 1996 as Thermage, Inc. and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. Following the acquisition of Reliant Technologies, Inc. (“Reliant”) on December 23, 2008, the Company changed its name to Solta Medical, Inc.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year.

The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, through August 4, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 4, 2009.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form10-K.

Liquidity

In the year ended December 31, 2008 and six months ended June 30, 2009, the Company incurred net cash outflows from operations. The Company entered into a term loan and revolving loan agreement in March 2009, which was subsequently amended later in the same month and in June 2009. The agreement contains certain financial and non-financial covenants. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with such covenants under the terms described in Note 8 or if it fails to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of its cash arise. In order to meet its future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to the Company. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

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

The following table summarizes net revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Systems	$11,580	$4,274	$22,402	$8,692
Tips and other consumables	13,313	13,196	25,449	24,590

Net revenue from products	24,893	17,470	47,851	33,282
Services and other	2,524	411	4,811	830

Total net revenue	$27,417	$17,881	$52,662	$34,112

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$11,699	$8,952	$22,373	$17,189
Asia Pacific	7,007	4,594	12,312	8,114
Europe/Middle East	6,668	2,216	13,807	5,272
Rest of the world	2,043	2,119	4,170	3,537

Total net revenue	$27,417	$17,881	$52,662	$34,112

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) per share:
Net income (loss)	$85	$2,039	$(4,690)	$(198)

Weighted average shares used in calculating basic net income (loss) per share	47,806,228	23,855,246	47,782,656	23,743,043
Dilutive potential common shares used in calculating diluted net income per share	113,933	563,384	—	—

Weighted average shares used in calculating diluted net income (loss) per share	47,920,161	24,418,630	47,782,656	23,743,043

Basic net income (loss) per share	$0.00	$0.09	$(0.10)	$(0.01)

Diluted net income (loss) per share	$0.00	$0.08	$(0.10)	$(0.01)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	6,478,088	3,009,138	6,748,361	4,292,338
Warrants to purchase common stock	344,105	27,778	344,105	27,778
Common stock issuable under Employee Stock Purchase Plan	161,665	73,498	161,665	73,498
Restricted stock units	—	2,500	170,652	2,500

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, the FASB issued FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-a”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R). The Company adopted SFAS No. 141(R) on January 1, 2009 and will apply this new accounting standard for future business combinations.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The Company’s adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company’s adoption of FSP 142-3 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB issued EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-05 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. The Company’s adoption of EITF 07-05 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP

FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Accordingly, the Company adopted the provisions of FSP FAS 157-4 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS No. 165 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events.

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which replaced SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on the Company’s financial position, results of operations or cash flows.

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

The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2009 include the results of operations of Reliant. The Company accounted for the acquisition under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price is the total of $25,000 cash paid, $61,407 for 23.6 million shares issued at the $2.60 average closing share price over the period two days before to two days after the merger announcement date, $181 fair value of assumed warrants and $4,051 in direct transaction costs.

The primary areas of the purchase price allocation that are not yet finalized relate to a potential adjustment of the acquisition consideration for a shortfall in Reliant’s closing working capital compared to the amount stipulated in the merger agreement, and adjustments to residual goodwill for changes in the valuation of inventory acquired. The following summarizes the preliminary purchase price allocation of the Reliant acquisition, adjusted through June 30, 2009:

Assets acquired:
Cash	$1,281
Accounts receivable	2,349
Inventory	11,262
Prepaid expenses and other assets	818
Property and equipment	3,103
Intangible assets:
Fraxel trade name	3,580
Customer relationships	4,810
Non-compete agreement	500
Core technology	18,420
Product technology	9,270
Product development contract	620
Future royalties contract	3,890
In-process research and development	9,060
Goodwill	48,348

Total assets acquired	117,311
Liabilities assumed:
Accounts payable	6,182
Accrued liabilities	5,510
Accrued restructuring	2,967
Other liabilities	294
Deferred revenue	2,281
Notes payable (including a $5,000 note payable owed to Thermage)	9,438

Total liabilities acquired	26,672

Net acquired assets	$90,639

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

The Company allocated the residual value of $48,158 to goodwill at December 23, 2008, and adjusted this amount to $48,348 during the six months ended June 30, 2009 for adjustments to the valuation of inventory acquired. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company did not have any goodwill prior to the acquisition of Reliant. The Company did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted the Company’s valuation of goodwill, the Company considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. The Company concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to result, and management’s expectations of the future operating and financial performance of the business. The Company extended these considerations through June 30, 2009 and concluded that no impairment of goodwill existed as of that date. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

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

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$14,615	$—	$—	$14,615
Corporate and Euro dollar bonds	2,317	6	—	2,323
Medium and short term notes	2,200	1	(5)	2,196

	$19,132	$7	$(5)	$19,134

Reported as:
Cash and cash equivalents	$14,615	$—	$—	$14,615
Marketable investments	4,517	7	(5)	4,519

	$19,132	$7	$(5)	$19,134

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Checking and money market accounts	$7,556	$—	$—	$7,556
Corporate and Euro dollar bonds	7,309	—	(18)	7,291
Medium and short term notes	11,649	—	(1,070)	10,579

	$26,514	$—	$(1,088)	$25,426

Reported as:
Cash and cash equivalents	$7,556	$—	$—	$7,556
Marketable investments	$18,958	—	(1,088)	17,870

	$26,514	$—	$(1,088)	$25,426

The Company deemed certain declines in the fair market value of its “available-for-sale” marketable securities as at December 31, 2008 to be other than temporary and as a result, recorded those losses in the results of operations. Of the $1,088 loss recorded, $902 was related to a single security in its investment portfolio. There were no declines deemed to be other than temporary as of June 30, 2009.

The Company has a margin account with JP Morgan Chase, related to its marketable investments. The margin account had liability balances of $3,329 and $12,399 as of June 30, 2009 and December 31, 2008, respectively, which are included in the accompanying condensed consolidated financial statements as short-term borrowings. Pursuant to the terms of credit offered by JP Morgan Chase, the Company may borrow up to 75% of the market value of the Company’s investment account with JP Morgan Chase at an interest rate of the 30-day Libor rate plus 100 basis points (1.32% and 2.08% as of June 30, 2009 and December 31, 2008, respectively). Under the terms of the Customer Agreement signed with JP Morgan Chase, an event of default would occur if, among other things: (i) the Company does not pay any liability or perform any obligation to JP Morgan Chase by the time the Company is obligated to perform such obligation; (ii) the Company otherwise breaches, repudiates or defaults under the Customer Agreement or any other agreement it has with JP Morgan Chase; (iii) the Company commences a proceeding in bankruptcy or insolvency or one is commenced against the Company; (iv) any guarantor, co-signer or other party (a “Responsible Party”) liable for or providing security for the Company’s obligations to JP Morgan Chase defaults in its obligation to JP Morgan Chase or commences a proceeding in bankruptcy or insolvency or one is commenced against it; (v) an attachment is made against the Company’s or a Responsible Party’s account(s) with JP Morgan Chase; (vi) a receiver is appointed with respect to the Company, any of the Company’s assets or the assets of a Responsible Party; or (vii) an event, circumstance or condition occurs that, in JP Morgan Chase’s judgment, materially impairs the Company’s creditworthiness or the Company’s ability to timely perform its obligations. There was no event of default through June 30, 2009.

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

Fair value hierarchy of the Company’s cash equivalents and marketable investments in connection with our adoption of SFAS No. 157 is as follows as of June 30, 2009:

		Fair Value Measurements at Reporting Date using
	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market funds	$77	$77	$—
Corporate and Euro dollar bonds	2,323	—	2,323
Medium and short term notes	2,196	—	2,196

The Company’s financial instruments as of June 30, 2009 consist of cash and cash equivalents, marketable investments, accounts receivable, accounts payable and debt. The carrying amount of these financial instruments approximates fair value because of the relative short maturity of the instruments.

Inventories, Net

Inventories, net consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$4,384	$6,058
Work-in-process	237	423
Finished goods	6,744	11,823

	$11,365	$18,304

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008. The carrying amount and accumulated amortization expense of the acquired intangible assets were as follows:

June 30, 2009	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$801	$17,619
Product technology	7 years	9,270	691	8,579
Technology license	10 years	3,890	—	3,890

		31,580	1,492	30,088

Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	173	447
Non-compete agreement	2 years	500	130	370
Fraxel trade name	10 years	3,580	187	3,393
Customer relationships	12 years	4,810	209	4,601

		9,510	699	8,811

Total intangible assets		$41,090	$2,191	$38,899

December 31, 2008	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$33	$18,387
Product technology	7 years	9,270	29	9,241
Technology license	10 years	3,890	—	3,890

		31,580	62	31,518

Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	7	613
Non-compete agreement	2 years	500	5	495
Fraxel trade name	10 years	3,580	8	3,572
Customer relationships	12 years	4,810	9	4,801

		9,510	29	9,481

Total intangible assets		$41,090	$91	$40,999

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and six months ended June 30, 2009, the Company recorded amortization expense in the amounts of $715 and $1,430 to cost of revenue, and $335 and $670 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of June 30, 2009, the total expected future amortization related to intangible assets, excluding future amortization of the royalties contract, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
Six months ending December 31, 2009	$1,429	$670	$2,099
2010	2,859	1,286	4,145
2011	2,859	759	3,618
2012	2,859	759	3,618
2013	2,859	759	3,618
2014 and thereafter	13,333	4,578	17,911

	$26,198	$8,811	$35,009

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2009	December 31, 2008
Payroll and related expenses	$3,774	$2,876
Accrued transaction costs	1,500	2,128
Standard Warranty	934	1,217
Others	5,477	4,864

	$11,685	$11,085

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$1,217	$577
Accruals for warranties issued during the period	519	198
Accruals related to pre-existing warranties	—	—
Settlements made during the period	(802)	(222)

Balance at end of period	$934	$553

Extended Warranty Contracts

The Company sells extended warranty contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue, included as Deferred Revenue on the balance sheet, is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$2,603	$1,471
Additions during the period	1,787	433
Revenue recognized	(1,585)	(476)

Balance at end of period	$2,805	$1,428

The Company incurred costs of $138 and $303 under extended warranty contracts during the three and six months ended June 30, 2009, respectively, and costs of $73 and $187 during the three and six months ended June 30, 2008, respectively.

NOTE 7 — ACCRUED RESTRUCTURING

In addition to the restructuring accrual relating to the Reliant acquisition (see Note 4), the Company recorded further accruals for severance payments to 23 former Thermage employees at December 31, 2008. The costs associated with the termination of Thermage employees were recorded as a charge to the income statement for the year ended December 31, 2008. The accrued restructuring charges remaining at June 30, 2009 are expected to be paid in 2009. A summary of all restructuring activity is shown below:

	Severance	Facilities	Total
Balance at December 31, 2008	$2,379	$1,170	$3,549
Adjustments	36	—	36
Cash payments	(2,243)	(746)	(2,989)

Balance at June 30, 2009	$172	$424	$596

NOTE 8 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. The Company drew down $3,750 on the revolving loan facility and $3,000 as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, the Company entered into another amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On June 30, 2009, the Company drew down $5,225 on the revolving loan facility and $1,000 as a term loan.

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

Borrowings under the term loans accrue interest at a per annum effective rate equal to 6.39%. The term loans are payable in 33 equal monthly payments of principal and interest. All outstanding amounts under the initial $3,000 term loan, plus a final payment of $105, will be due and payable on the maturity date of December 1, 2011. All outstanding amounts under the additional $1,000 term loan, plus a final payment of $35, will be due and payable on the maturity date of March 1, 2012. In the event the Company elects to prepay the initial and additional term loans prior to their maturity dates, the Company is required to pay fees in the amount of $60 and $20, respectively.

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

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains financial covenants requiring the Company to maintain a minimum liquidity ratio, a minimum tangible net worth, and, beginning with the quarter ending December 31, 2009, positive EBITDA. The Company was in compliance with these covenants as of June 30, 2009.

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

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 U.S. patents of the Company. The counterclaim was amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by the Company be reexamined. The U.S. Patent Office has granted all these reexamination requests. Through June 30, 2009, the U.S. Patent Office has made non-final rejections of some claims in each of these 11 patents. Management believes the U.S. Patent Office will reaffirm the validity of the Company’s patents. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of comprehensive income (loss) for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$85	$2,039	$(4,690)	$(198)
Unrealized gain (loss) on marketable investments, net of tax	211	(252)	161	(128)

Comprehensive income (loss)	$296	$1,787	$(4,529)	$(326)

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense recorded under SFAS No. 123R and EITF No. 96-18 related to options granted to employees and non-employees, Employee Stock Purchase Plan and restricted stock unit awards, and allocated to cost of revenue, sales and marketing, research and development and general and administrative expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Options	$771	$851	$1,479	$1,757
Employee Stock Purchase Plan	36	54	59	109
Restricted Stock Units	57	18	115	36

Total stock-based compensation expense	$864	$923	$1,653	$1,902

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$61	$53	$114	$96
Sales and marketing	335	354	678	772
Research and development	87	82	107	216
General and administrative	381	434	754	818

Total stock-based compensation expense	$864	$923	$1,653	$1,902

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning our expectations that treatment tip sales will decrease as a percentage of revenue versus systems sales; introduction of new systems and procedures and associated treatment tips in the future; expansion of average selling price; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our ability to secure credit facilities will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7 “Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 31, 2009.

Overview

We design, develop, manufacture and market aesthetic energy devices to address aging skin. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytids for the upper and lower eyelids. Our patented and FDA-cleared system uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin. As of June 30, 2009, we had an installed base of approximately 2,760 Thermage systems and 2,170 Fraxel systems and had sold over 668,000 treatment tips.

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

Net revenue for the six months ended June 30, 2009 increased 54% from the six months ended June 30, 2008, mainly from the contribution from the sale of products and services previously marketed by Reliant under the Fraxel brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include new customer rental programs for both Thermage and Fraxel systems and expanding the partner plan to include Fraxel consumables, as well as offering incentives to doctors who become both Fraxel and Thermage customers.

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

We allocated the residual value of approximately $48 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. We did not have any goodwill prior to the acquisition of Reliant. We did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted our valuation of goodwill, we considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. We concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to result, and management’s expectations of the future operating and financial performance of the business. We extended these considerations through June 30, 2009 and concluded that no impairment of goodwill existed as of that date. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2007 and 2008 and the six months ended June 30, 2008 and 2009, we derived 71%, 73%, 72% and 48% respectively, of our revenue from treatment tips and consumable sales, and 26%, 23%, 26% and 43% respectively, of our revenue from system sales. The balance of our revenue is derived from product service, research and development and shipping.

        With the acquisition of Reliant, we have seen sales of treatment tips and consumables decrease as percentage of Solta revenue versus system sales, and revenue derived from sales of products and services within the United States decrease as a percentage of total Solta revenue. During the second quarter of 2009, we announced the termination of the upgrade program for our first generation Thermage and Fraxel systems to the current versions of these systems. As a result of this, we experienced a high volume of system upgrade sales, which contributed to the increase in the proportion of revenue from system sales.

We market our products in the United States to physicians, including primarily dermatologists and plastic surgeons, through a direct sales force and internationally in over 100 countries through a network of independent distributors and direct sales force in a few select countries. In the years ended December 31, 2007 and 2008 and the six months ended June 30, 2008 and 2009, we derived 52%, 52%, 50% and 43%, respectively, of our revenue from sales of our products and services within the United States, and 48%, 48%, 50% and 57%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	43%	50%	43%	50%
Asia Pacific	26%	26%	23%	24%
Europe/Middle East	24%	12%	26%	16%
Rest of the world	7%	12%	8%	10%

Total net revenue	100%	100%	100%	100%

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

We plan to introduce new products in the second half of 2009, the commercial success of which will depend upon the acceptance of these products by physicians and their patients. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customer demand.

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

Results of Operations

Three and Six Months Ended June 30, 2008 and 2009

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue increased $9.5 million, or 53%, from $17.9 million to $27.4 million for the three months ended June 30, 2008 and 2009, respectively, mainly from the contribution from Fraxel sales. Sales were affected by the comparative weakening of global economic conditions, and tightening of the credit market that resulted in a slowdown of customer purchasing decisions from the second half of 2008.

System sales increased $7.3 million, or 171%, from $4.3 million to $11.6 million for the three months ended June 30, 2008 and 2009, respectively. Sales of treatment tips and other consumables increased $0.1 million, or 1%, from $13.2 million to $13.3 million for the three months ended June 30, 2008 and 2009, respectively. These increases were due to the contributions from the sale of Fraxel products, with the increase in the latter partially offset by a decrease in Thermage tip revenue.

Net revenue increased $18.6 million, or 54%, from $34.1 million to $52.7 million for the six months ended June 30, 2008 and 2009, respectively. System sales increased $13.7 million, or 158%, from $8.7 million to $22.4 million for the six months ended June 30, 2008 and 2009, respectively. Sales of treatment tips and other consumables increased $0.8 million, or 3% from $24.6 million to $25.4 million for the six months ended June 30, 2008 and 2009, respectively. These increases were due to the contributions from Fraxel sales, with the increase in the latter partially offset by a decrease in Thermage tip revenue.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 60.7% of revenue in the second quarter of 2009, compared with 77.1% of revenue in the second quarter of 2008. The decrease in gross margin as a percent of revenue in the second quarter of 2009 was primarily due to a higher proportion of lower-margin system upgrade sales than higher-margin tip sales, unfavorable overhead absorption due to lower than planned production volume, downward sales-pricing pressure caused by the continuing difficulties in the economy, $0.3 million of purchase price adjustments to cost of sales from the Reliant acquisition and $0.7 million of amortization expense from intangible assets from the Reliant acquisition.

Gross margin was 57.7% of revenue in the first half of 2009, compared with 75.2% of revenue in the first half of 2008. The decrease in gross margin as a percent of revenue in the first half of 2009 was primarily due to a higher proportion of lower-margin system and system upgrade sales than higher-margin tip sales, unfavorable overhead absorption due to lower than planned production volume, downward sales-pricing pressure caused by the continuing difficulties in the economy, $2.6 million of purchase price adjustments to cost of sales from the Reliant acquisition and $1.4 million of amortization expense from intangible assets from the Reliant acquisition.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $2.0 million, or 29%, from $7.0 million to $9.0 million for the three months ended June 30, 2008 and 2009, respectively. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $0.7 million from the Reliant acquisition, an increase of $0.7 million in discretionary marketing expenses, an increase of $0.3 million in supplies, depreciation and allocated expenses, and $0.2 million of amortization of intangibles acquired from the Reliant acquisition.

Sales and marketing expenses increased $5.1 million, or 35% from $14.4 million to $19.5 million in the first half of 2008 and 2009, respectively. The increase in the first half of 2009 was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $2.2 million from the Reliant acquisition, an increase of $1.5 million in discretionary marketing expenses, an increase of $0.9 million in supplies, telecommunication, depreciation and allocated expenses, and $0.4 million of amortization of intangibles acquired from the Reliant acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $1.7 million, or 82%, from $2.2 million to $3.9 million for the three months ended June 30, 2008 and 2009, respectively. The increase in research and development expenses was primarily from increased headcount and related personnel and infrastructure expenses of $1.0 million, higher spending on clinical studies and other R&D project costs of $0.4 million, and $0.2 million higher depreciation and amortization expenses, including $0.1 million of amortization of intangibles acquired from the Reliant acquisition.

Research and development expenses increased $3.0 million, or 60% from $4.9 million to $7.9 million in the first half of 2008 and 2009, respectively. Compared to the first half of 2008, employee payroll and related expenses increased $1.2 million, clinical studies and other R&D project costs increased $0.6 million, allocations were higher by $0.6 million, and depreciation and amortization expenses were higher by $0.5 million, including $0.3 million of amortization of intangibles acquired from the Reliant acquisition.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses increased $0.5 million, or 13%, from $3.0 million to $3.5 million for the three months ended June 30, 2008 and 2009, respectively. Employee payroll and related expenses increased $0.3 million and professional fees increased $0.1 million.

General and administrative expenses in the first half of 2009 was $7.8 million, an increase of $0.2 million, or 2%, compared with $7.6 million in the first half of 2008. The increase from the prior year period was due to an increase of $0.8 million in employee payroll and related expenses and an increase of $0.5 million in professional fees primarily associated with our annual financial audit. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. The $1.0 million in outside advisory fees incurred in the first quarter of 2008 in pursuing this acquisition did not recur in 2009.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $502,000, or 92%, from $543,000 for the three months ended June 30, 2008 to $41,000 for the three months ended June 30, 2009, following our use of cash in the Reliant acquisition. These amounts were $1.1 million and $0.3 million in the first half of 2008 and 2009, respectively.

Provision for Income Taxes. Provision for income taxes was $78,000 and $53,000 for the three months ended June 30, 2008 and 2009, respectively, and $86,000 and $71,000 for the six months ended June 30, 2008 and 2009, respectively. The provision for income taxes for the three and six months ended June 30, 2008 primarily represented additions to AMT taxes and additions to FIN 48 reserves, while the provision for income taxes for the three and six months ended June 30, 2009 primarily represented AMT taxes, additions to FIN 48 reserves and state taxes, partially offset by R&D credits. We did not recognize any tax benefits in relation to the loss before income taxes for the six months ended June 30, 2009 as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three and six months ended June 30, 2008 and 2009, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$61	$53	$114	$96
Sales and marketing	335	354	678	772
Research and development	87	82	107	216
General and administrative	381	434	754	818

Total stock-based compensation expense	$864	$923	$1,653	$1,902

Liquidity and Capital Resources

On June 30, 2009, we had working capital of $16.2 million, which included $14.6 million of cash and cash equivalents and $4.5 million of marketable investments. In the fourth quarter of 2008, in anticipation of the acquisition of Reliant Technologies, Inc., we drew down on funds from a margin account with JP Morgan Chase, collateralized by our marketable investments. Pursuant to the terms of credit offered by JP Morgan Chase, we may borrow up to 75% of the market value of our investment account at an interest rate of the 30-day Libor rate plus 100 basis points. As of June 30, 2009, the margin account had a liability balance of $3.3 million, collateralized by $4.4 million of the total $4.5 million of our marketable investments.

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

We believe that our current cash and investment balances and cash generated from operations, along with the credit facilities made available to us in March 2009 will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We entered into a term loan and revolving loan agreement in March 2009, which was subsequently amended later in the same month and in June 2009. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants or if we fail to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders.

On March 9, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On June 30, 2009, we drew down $5.2 million on the revolving loan facility and $1.0 million as a term loan. Borrowings under the revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the term loans accrue interest at an effective rate of 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loans are payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loans subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property. We were in compliance with these covenants as of June 30, 2009.

Net Cash Used in Operating Activities. Net cash used in operating activities was $4.6 million in the six months ended June 30, 2009, compared to $49,000 in the six months ended June 30, 2008. During the first half of 2009, cash was used to fund an increase of $8.2 million in accounts receivable that was primarily due a high percentage of sales late in the period, a decrease of $3.0 million in accrued restructuring, and a $2.6 million decrease in accounts payable. These were partially offset by $6.6 million of cash provided by a decrease in inventory, a $1.3 million increase in accrued and other liabilities and $0.5 million net cash provided from net loss after adjusting for non-cash items. The decrease in inventory was primarily due to sales during the period supplemented by tighter management of inventory purchases.

During the first half of 2008, $2.5 million net cash was provided from net loss after adjusting for non-cash items. Such amount was entirely used to fund changes in assets and liabilities. During the first half of 2008, cash was used to fund an increase of $2.3 million in accounts receivable, as well as to fund a decrease of $1.2 million in accrued and other liabilities. The increase in accounts receivable was due to a higher percentage of sales volume that occurred towards in the latter part of the quarter, as well as the impact of providing 30 days payment terms to certain U.S. customers under our Infinity Program in the first half of 2008. The decrease in accrued and other liabilities was primarily due to payment of annual bonus and professional fees.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $11.6 million for the six months ended June 30, 2009 compared with $1.1 million in the six months ended June 30, 2008. Net cash of $13.5 million was provided by the sale or maturities of our marketable investments in the first half of 2009, partially offset by $0.9 million of payments of transaction costs relating to the Reliant acquisition and $1.0 million of payments for acquisitions of property and equipment. Net cash of $1.1 million provided by investing activities in the first half of 2008 was due to $1.6 million net sales of marketable investments, partially offset by acquisitions of property and equipment.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $4,000 in the six months ended June 30, 2009 compared with net cash provided of $0.7 million in the six months ended June 30, 2008. During the first half of 2009, we made net borrowings of $9.0 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $9.1 million on the margin account maintained with JP Morgan Chase related to our marketable investments. During the first half of 2008, cash was provided by proceeds from the exercise of stock options and employee stock purchase plan.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (“SFAS No. 141(R)”). The statement changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, the FASB issued FASB Staff Positions FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-a”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under FAS 141(R). We adopted SFAS No. 141(R) on January 1, 2009 and will apply this new accounting standard for future business combinations.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Accordingly, we adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Accordingly, we adopted the provisions of FSP FAS 157-4 on April 1, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, we adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows. However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of our financial instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted the provisions of SFAS No. 165 on April 1, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows. However, the provisions of SFAS No. 165 result in additional disclosures with respect to subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”) which replaced SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to credit and interest rate risk relates primarily to our investment portfolio. Our investment portfolio primarily consists of fixed rate debt instruments of corporate issuers and fixed rate Euro bonds. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2009 would have potentially declined by $7,000. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally one year or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

Although, currently, most of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosure.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony systems infringe 10 Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made non-final rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. We do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows.

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

We expect that sales of our Thermage and Fraxel systems, including our treatment tips, will account for substantially all of our revenue for the foreseeable future. We expect to continue to expand our line of systems and treatment tips. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our Thermage and Fraxel systems may not significantly penetrate current or new markets. If demand for our Thermage and Fraxel systems does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

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

On December 23, 2008, we announced the completion of our acquisition of privately held Reliant Technologies, Inc., or Reliant, a medical device company, for approximately $25 million in cash, 23.6 million shares of our common stock and the assumption of up to $9.4 million of debt. We cannot be certain that the acquisition of Reliant will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to successfully integrate the Reliant management team and employees or realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition into the markets for our products. Any of these factors and the following factors, as well as the inability to realize the anticipated efficiencies and synergies of the acquisition of Reliant, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the possibility that the business cultures are not compatible;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired;

•	costs and delays in implementing common systems and procedures, including financial accounting systems and customer information systems; and

•	potential inability to retain, integrate and motivate key management, marketing, technical sales and customer support personnel.

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

We may not be able to achieve or sustain profitability even if we are able to generate significant revenue.

We incurred a loss of $16.4 million in the year ended December 31, 2008 and a loss of $4.7 million for the six months ended June 30, 2009. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customer demand.

We are involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made non-final rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. Although we do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows, our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

                We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2009, we had 69 issued U.S. patents, 84 pending U.S.

patent applications, 43 issued foreign patents and 106 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our investment portfolio as of December 31, 2008 had suffered an approximately $1.1 million unrealized loss. The current extraordinary disruption and readjustment in the financial markets expose us to investment risks, including the risks that the value and liquidity of our investments could deteriorate and the issuers of the securities we hold could be subject to credit rating downgrades. There is no assurance that our investment portfolio will not suffer losses in the future.

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

International sales accounted for 48% of our revenue for each of the years ended December 31, 2007 and 2008, and 57% of our revenue for the six months ended June 30, 2009. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Competition in the aesthetics market could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and on such factors as:

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

Our products may have undetected and unforeseen design flaws, and may experience failures particularly when first introduced, or at any time during their lifecycle. Any product recall as a result of flaws or failures could result in the loss of or delays in market acceptance of our products and adversely affect our business and reputation. Correcting defects can be time consuming. Any significant returns or warranty claims could result in significant additional costs to us and could adversely affect our results of operations.

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been and may, in the future, be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained

510(k) clearance for various indications for our Thermage and Fraxel systems. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. Our ThermaCool system is also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. We have made modifications to our device in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified device, which could harm our operating results and require us to redesign our product.

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

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which 52.1 million shares are available for future issuance, and 10,000,000 shares of authorized preferred stock, all of which are available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

We held an annual meeting on June 4, 2009 at our corporate headquarters in Hayward, California. The first item of business was the election of three Class III directors. The Class III nominees elected were Cathy L. McCarthy, Mark M. Sieczkarek and Eric B. Stang. The nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Cathy L. McCarthy	32,597,562	606,998
Mark M. Sieczkarek	32,587,675	616,886
Eric B. Stang	31,599,673	1,604,888

The terms of office as a director of Stephen J. Fanning, Harold L. Covert, and Marti Morfitt continued after the annual meeting of stockholders.

The second item of business was the appointment of independent registered public accounting firm. The appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified with 31,910,227 votes in favor, 1,294,332 against and 0 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.32[1]	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 30, 2009.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K dated June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2009	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2009	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.32[1]	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 30, 2009.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K dated June 30, 2009.