Form 10-Q
period 2009-09-30
SOLTA MEDICAL INC
filed 2009-11-04
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 47,866,829 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant” and “Fraxel” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$14,723	$7,556
Marketable investments	—	17,870
Accounts receivable, net	9,100	5,119
Inventories, net	13,363	18,304
Prepaid expenses and other current assets	3,198	4,074

Total current assets	40,384	52,923
Property and equipment, net	6,036	6,841
Purchased intangible assets, net	37,849	40,999
Goodwill	47,289	48,158
Other assets	265	247

Total assets	$131,823	$149,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,699	$8,080
Accrued liabilities	9,838	11,085
Accrued restructuring	307	3,549
Current portion of deferred revenue	4,452	3,658
Short-term borrowings	7,411	12,399
Customer deposits	288	288

Total current liabilities	27,995	39,059
Deferred revenue, net of current portion	526	688
Term loan, net of current portion	1,998	—
Non-current tax liabilities	1,514	1,464
Other liabilities	306	133

Total liabilities	32,339	41,344

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 47,866,829 and 47,758,823 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	48	48
Additional paid-in capital	168,274	165,680
Deferred stock-based compensation	—	(2)
Accumulated deficit	(68,838)	(57,902)

Total stockholders’ equity	99,484	107,824

Total liabilities and stockholders’ equity	$131,823	$149,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$17,753	$13,020	$70,415	$47,132
Cost of revenue	7,311	3,209	29,595	11,662

Gross margin	10,442	9,811	40,820	35,470

Operating expenses:
Sales and marketing	8,958	5,915	28,471	20,330
Research and development	4,239	2,150	12,104	7,054
General and administrative	3,793	2,575	11,563	10,173

Total operating expenses	16,990	10,640	52,138	37,557

Loss from operations	(6,548)	(829)	(11,318)	(2,087)
Interest and other income	195	635	432	1,781
Interest and other expenses	(136)	—	(287)	—
Gain (loss) on investments	159	(863)	224	(863)

Loss before income taxes	(6,330)	(1,057)	(10,949)	(1,169)
Provision (benefit) for income taxes	(84)	89	(13)	175

Net Loss	$(6,246)	$(1,146)	$(10,936)	$(1,344)

Net loss per share:
Basic	$(0.13)	$(0.05)	$(0.23)	$(0.06)

Diluted	$(0.13)	$(0.05)	$(0.23)	$(0.06)

Weighted average shares outstanding used in calculating net loss per share:
Basic	47,855,428	24,067,548	47,807,180	23,861,079

Diluted	47,855,428	24,067,548	47,807,180	23,861,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(10,936)	$(1,344)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,196	1,002
Amortization of premium on marketable investments	106	201
Other than temporary loss on investments (realized gain)	(227)	863
Loss on disposal on property, plant and equipment	15	8
Stock-based compensation	2,476	2,789
Tax expense from stock option exercises	—	32
Change in assets and liabilities
Accounts receivable	(3,981)	(1,119)
Inventories	4,629	(253)
Prepaid expenses and other current assets	847	381
Other non-current assets	(18)	(165)
Accounts payable	(1,906)	341
Accrued and other liabilities	992	(1,320)
Accrued restructuring	(3,391)	—
Deferred revenue	632	(144)
Customer deposits	—	39
Deferred rent	245	59

Net cash (used in) provided by operating activities	(5,321)	1,370

Cash flows from investing activities
Acquisition of property and equipment	(1,486)	(737)
Pre-acquisition debt financing provided to Reliant	—	(5,000)
Payments for acquisition, net of escrow settlement	(1,139)	(315)
Purchase of marketable investments	—	(8,581)
Sales and maturities of marketable investments	17,990	20,121

Net cash provided by investing activities	15,365	5,488

Cash flows from financing activities
Proceeds from debt	18,975	—
Repayment of debt	(12,405)	—
Repayment of short-term margin account borrowings	(9,566)	—
Proceeds from exercise of stock options	26	532
Proceeds from employee stock purchase plan	93	196

Net cash provided by (used in) financing activities	(2,877)	728

Net increase in cash and cash equivalents	7,167	7,586
Cash and cash equivalents at beginning of period	7,556	13,650

Cash and cash equivalents at end of period	$14,723	$21,236

Supplemental disclosure of cash flow information:
Cash paid for interest	$221	$—

Cash paid for income taxes	$367	$39

Merger & acquisition costs	$2,383	$1,328

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or for any future year.

The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 4, 2009, which represents the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 4, 2009.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form10-K.

Liquidity

In the year ended December 31, 2008 and nine months ended September 30, 2009, the Company incurred net cash outflows from operations. The Company entered into a term loan and revolving loan agreement in March 2009, which was subsequently amended later in the same month and in June 2009. The agreement contains certain financial and non-financial covenants. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with such covenants under the terms described in Note 8, if revenue does not reach current expected results, or if it fails to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of its cash arise. In order to meet its future liquidity needs, the Company may become reliant on additional equity and/or debt financing. Additional financing may not be available on a timely basis or on terms acceptable to the Company. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following table summarizes net revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Systems	$5,987	$2,854	$28,390	$11,546
Tips and other consumables	9,552	9,801	35,000	34,391

Net revenue from products	15,539	12,655	63,390	45,937
Services and other	2,214	365	7,025	1,195

Total net revenue	$17,753	$13,020	$70,415	$47,132

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$8,240	$6,645	$31,240	$23,834
Asia Pacific	4,384	3,557	16,185	11,671
Europe/Middle East	3,873	1,661	17,619	6,933
Rest of the world	1,256	1,157	5,371	4,694

Total net revenue	$17,753	$13,020	$70,415	$47,132

NOTE 2 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company.

Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of stock options and warrants, incremental shares of common stock issuable under employee stock purchase plans and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net loss per share by application of the treasury stock method, which includes consideration of stock-based compensation. There are no dilutive potential common shares included in the diluted net loss per share calculation as the Company was in a loss position and the inclusion would have been anti-dilutive for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss per share:
Net loss	$(6,246)	$(1,146)	$(10,936)	$(1,344)

Weighted average shares used in calculating basic and diluted net loss per share	47,855,428	24,067,548	47,807,180	23,861,079

Basic net loss per share	$(0.13)	$(0.05)	$(0.23)	$(0.06)

Diluted net loss per share	$(0.13)	$(0.05)	$(0.23)	$(0.06)

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	6,734,368	4,429,424	6,734,368	4,429,424
Warrants to purchase common stock	344,105	27,778	344,105	27,778
Common stock issuable under Employee Stock Purchase Plan	153,371	75,646	153,371	75,646
Restricted stock units	—	—	—	—

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, ASC 805, Business Combinations (“ASC 805”) was revised. This revision changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, ASC 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. The Company adopted ASC 805-20-35-3 on January 1, 2009 and will apply this new accounting standard for future business combinations.

In December 2007, ASC 810-10-65-1, Non-controlling Interests in Consolidated Financial Statements, was amended. This amendment changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810-10-65-1 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company’s adoption of ASC 810-10-65-1 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, ASC 820-10-15-1A was amended, which delayed the effective date of ASC 820, Fair Value Measurements and Disclosures, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The Company’s adoption of 820-10-15-1A on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, ASC 350-30-65-1, Determination of the Useful Life of Intangible Assets (“ASC 350-30-65-1”), amended the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other, ASC 350-30-65-1 requires a consistent approach between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of an asset under ASC 805. ASC 350-30-65-1 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. ASC 350-30-65-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company’s adoption of ASC 350-30-65-1 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

In June 2008, ASC 815-10-65-3, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-10-15-74(a), Accounting for Derivative Instruments and Hedging Activities. ASC 815 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. The Company’s adoption of ASC 815 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provided additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Accordingly, the Company adopted the provisions of ASC 820-10-65-4 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, was revised to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of ASC 825-10-65-1 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of ASC 825-10-65-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments.

In June 2009, ASC 105, Generally Accepted Accounting Principles, was issued. ASC 105 relates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification), which organizes thousands of U.S. GAAP pronouncements under approximately 90 accounting topic areas. The ASC states that the Codification will become the single source for all authoritative GAAP recognized by the ASC to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an affect on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has not determined the impact that this update may have on its financial statements.

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2009 include the results of operations of Reliant. The purchase price is the total of $25,000 cash paid, $61,407 for 23.6 million shares issued at the $2.60 average closing share price over the period two days before to two days after the merger announcement date, $181 fair value of assumed warrants and $4,051 in direct transaction costs. During the quarter ended September 30, 2009, the Company reached an agreement and received from escrow approximately $1,200 for an adjustment of the acquisition consideration from a shortfall in Reliant’s closing working capital compared to the amount stipulated in the merger.

The original purchase price allocation adjustments primarily relate to adjustments to residual goodwill for changes in the valuation of inventory acquired, accrued restructuring, prepaid expenses, and an adjustment of the acquisition consideration for a shortfall in Reliant’s closing working capital. The following summarizes the purchase price allocation for the Reliant acquisition, adjusted through September 30, 2009:

Assets acquired:
Cash	$1,281
Accounts receivable	2,349
Inventory	11,262
Prepaid expenses and other assets	789
Property and equipment	3,103
Intangible assets:
Fraxel trade name	3,580
Customer relationships	4,810
Non-compete agreement	500
Core technology	18,420
Product technology	9,270
Product development contract	620
Future royalties contract	3,890
In-process research and development	9,060
Goodwill	47,289

Total assets acquired	116,223
Liabilities assumed:
Accounts payable	6,182
Accrued liabilities	5,517
Accrued restructuring	3,116
Other liabilities	294
Deferred revenue	2,281
Notes payable (including a $5,000 note payable owed to Thermage)	9,438

Total liabilities acquired	26,828

Net acquired assets	$89,395

The Company recorded an estimate for costs to terminate certain activities associated with the Reliant. The original restructuring accrual of $2,967 as of December 31, 2008 was principally related to the termination of 45 Reliant employees for $1,797 and restructuring of facilities of $1,170. This restructuring accrual has been adjusted through September 30, 2009 to $3,116, an increase of $149 due to additional costs identified with the termination activities.

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income and market approaches. Of the total original purchase price of $90,639, $41,090 was allocated to amortizable intangible assets. $37,200 of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to 12 years. The royalties intangible asset will be amortized using a straight-line method over its estimated useful life of 10 years once royalty revenues commence. During the quarter ended September 30, 2009, the Company reached an agreement and received from escrow approximately $1,200 related to an adjustment of the acquisition consideration for a shortfall in Reliant’s closing working capital and as a result the original purchase price was reduced to $89,395.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

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

The Company allocated the residual value of $48,158 to goodwill at December 23, 2008, and adjusted this amount to $47,289 during the nine months ended September 30, 2009 for adjustments to the valuation of inventory acquired, accrued restructuring, prepaid expenses, and adjustments of the acquisition consideration for a shortfall in Reliant’s closing working capital. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company did not have any goodwill prior to the acquisition of Reliant. The Company did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted the Company’s valuation of goodwill, the Company considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. The Company concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to achieve, and management’s expectations of the future operating and financial performance of the business. The Company extended these considerations through September 30, 2009 and concluded that no impairment of goodwill existed as of that date. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

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

September 30, 2009	Amortized Cost
Checking and money market accounts	$14,723

Reported as:
Cash and cash equivalents	$14,723

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

December 31, 2008	Amortized Cost
Checking and money market accounts	$7,556
Corporate and Euro dollar bonds	7,291
Medium and short term notes	10,579

$25,426

Reported as:
Cash and cash equivalents	$7,556
Marketable investments	$17,870

$25,426

The Company’s “available-for-sale” marketable securities amortized cost approximates fair market value at September 30, 2009 and December 31, 2008. The Company deemed certain declines in the fair market value of its “available-for-sale” marketable securities as at December 31, 2008 to be other than temporary and as a result, recorded those losses in the results of operations. For the nine months ended September 30, 2008, the Company recorded an $863 loss on these marketable securities; this was primarily related to a single security in its investment portfolio. The Company had no marketable securities as of September 30, 2009 as all these securities matured during the three months ended September 30, 2009.

The Company has a margin account with JP Morgan Chase, related to its marketable investments. The margin account had a liability balance of $12,399 as of December 31, 2008 and a zero balance as of September 30, 2009. The liabilities are included in the accompanying condensed consolidated financial statements as short-term borrowings. Pursuant to the terms of credit offered by JP Morgan Chase, the Company may borrow up to 75% of the market value of the Company’s investment account with JP Morgan Chase at an interest rate of the 30-day Libor rate plus 100 basis points (1.25% and 2.08% as of September 30, 2009 and December 31, 2008, respectively). Under the terms of the Customer Agreement signed with JP Morgan Chase, an event of default would occur if, among other things: (i) the Company does not pay any liability or perform any obligation to JP Morgan Chase by the time the Company is obligated to perform such obligation; (ii) the Company otherwise breaches, repudiates or defaults under the Customer Agreement or any other agreement it has with JP Morgan Chase; (iii) the Company commences a proceeding in bankruptcy or insolvency or one is commenced against the Company; (iv) any guarantor, co-signer or other party (a “Responsible Party”) liable for or providing security for the Company’s obligations to JP Morgan Chase defaults in its obligation to JP Morgan Chase or commences a proceeding in bankruptcy or insolvency or one is commenced against it; (v) an attachment is made against the Company’s or a Responsible Party’s account(s) with JP Morgan Chase; (vi) a receiver is appointed with respect to the Company, any of the Company’s assets or the assets of a Responsible Party; or (vii) an event, circumstance or condition occurs that, in JP Morgan Chase’s judgment, materially impairs the Company’s creditworthiness or the Company’s ability to timely perform its obligations. There was no event of default through September 30, 2009.

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A fair value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its cash equivalents and marketable investments at fair value.

Fair value hierarchy of the Company’s cash equivalents and marketable investments are classified as follows at September 30, 2009:

	Fair Market Value	Fair Value Measurements at Reporting Date using Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$271	$271

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The Company’s financial instruments as of September 30, 2009 consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amount of these financial instruments approximates fair value because of the relative short maturity of the instruments and there have not been any material changes in the cost of borrowings.

Inventories, Net

Inventories, net consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$4,589	$6,058
Work-in-process	1,142	423
Finished goods	7,632	11,823

	$13,363	$18,304

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008. The carrying amount and accumulated amortization expense of the acquired intangible assets are as follows:

September 30, 2009	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$1,185	$17,235
Product technology	7 years	9,270	1,022	8,248
Future royalties contract	10 years	3,890	—	3,890

		31,580	2,207	29,373
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	256	364
Non-compete agreement	2 years	500	193	307
Fraxel trade name	10 years	3,580	276	3,304
Customer relationships	12 years	4,810	309	4,501

		9,510	1,034	8,476

Total intangible assets		$41,090	$3,241	$37,849

December 31, 2008	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$33	$18,387
Product technology	7 years	9,270	29	9,241
Future royalties contract	10 years	3,890	—	3,890

		31,580	62	31,518
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	7	613
Non-compete agreement	2 years	500	5	495
Fraxel trade name	10 years	3,580	8	3,572
Customer relationships	12 years	4,810	9	4,801

		9,510	29	9,481

Total intangible assets		$41,090	$91	$40,999

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and nine months ended September 30, 2009, the Company recorded amortization expense in the amounts of $715 and $2,144 to cost of revenue, and $335 and $1,006 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of September 30, 2009, the total expected future amortization related to intangible assets, excluding future amortization of the royalties contract, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
Three months ending December 31, 2009	$714	$335	$1,049
2010	2,859	1,286	4,145
2011	2,859	759	3,618
2012	2,859	759	3,618
2013	2,859	759	3,618
2014 and thereafter	13,333	4,578	17,911

	$25,483	$8,476	$33,959

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2009	December 31, 2008
Payroll and related expenses	$3,341	$2,876
Accrued transaction costs	—	2,128
Standard Warranty	972	1,217
Others	5,525	4,864

	$9,838	$11,085

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$1,217	$577
Accruals for warranties issued during the period	919	357
Accruals related to pre-existing warranties	—	—
Settlements made during the period	(1,164)	(387)

Balance at end of period	$972	$547

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

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

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$2,603	$1,471
Payments received	2,462	596
Revenue recognized	(2,487)	(727)

Balance at end of period	$2,578	$1,340

The Company incurred costs of $200 and $503 under extended warranty contracts during the three and nine months ended September 30, 2009, respectively, and costs of $55 and $242 during the three and nine months ended September 30, 2008, respectively.

NOTE 7 — ACCRUED RESTRUCTURING

In addition to the restructuring accrual relating to the Reliant acquisition (see Note 4), the Company recorded further accruals for severance payments to 23 former Thermage employees at December 31, 2008. The costs associated with the termination of Thermage employees were recorded as a charge to the income statement for the year ended December 31, 2008. The accrued restructuring charges remaining at September 30, 2009 are expected to be paid in 2009. A summary of all restructuring activity is shown below:

	Severance	Facilities	Total
Balance at December 31, 2008	$2,379	$1,170	$3,549
Adjustments	54	131	185
Cash payments	(2,338)	(1,089)	(3,427)

Balance at September 30, 2009	$95	$212	$307

NOTE 8 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. The Company drew down $3,750 on the revolving loan facility and $3,000 as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, the Company entered into another amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On June 30, 2009, the Company drew down $5,225 on the revolving loan facility and $1,000 as a term loan and repaid the revolving loan in full in July 2009. In September 2009, the Company drew down $6,000 on the revolving loan facility.

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

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

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains financial covenants requiring the Company to maintain a minimum liquidity ratio, a minimum tangible net worth, and, beginning with the quarter ending December 31, 2009, positive EBITDA. The Company was in compliance with these covenants as of September 30, 2009.

The Loan Agreement also contains events of default that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event the Company’s assets are attached or the Company is enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, inaccuracy of representations and warranties and a default in the event of a change of control. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.00%, an acceleration of all obligations under the Loan Agreement, an obligation of the Company to repay all obligations in full, and a right by the Lender to exercise all remedies available to it under the Loan Agreement and related agreements including the Guaranty and Security Agreement.

NOTE 9 — CONTINGENCIES

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed counterclaims in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony devices infringe 10 U.S. patents of the Company. The counterclaim was amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by the Company be reexamined. The U.S. Patent Office has granted all these reexamination requests. Through September 30, 2009, the U.S. Patent Office has made rejections of some claims in each of these 11 patents. Management believes the U.S. Patent Office will reaffirm the validity of the Company’s patents. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	($6,246)	($1,146)	($10,936)	($1,344)
Unrealized loss on marketable investments, net of tax	—	(1,291)	—	(1,419)

Comprehensive loss	($6,246)	($2,437)	($10,936)	($2,763)

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation expense is recognized using a fair-value based method for costs related to all share-based payments related to stock options granted to employees and non-employees, the Employee Stock Purchase Plan and restricted stock unit awards. The stock-based compensation expenses are allocated to cost of revenue, sales and marketing, research and development and general and administrative as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Options	$732	$838	$2,211	$2,596
Employee Stock Purchase Plan	34	31	93	140
Restricted Stock Units	57	18	172	53

Total stock-based compensation expense	$823	$887	$2,476	$2,789

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$61	$47	$175	$143
Sales and marketing	316	352	993	1,124
Research and development	85	80	192	296
General and administrative	361	408	1,116	1,226

Total stock-based compensation expense	$823	$887	$2,476	$2,789

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop, manufacture and market aesthetic energy devices to address aging skin. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytids. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytids, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytids for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and hand piece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite. Our patented and FDA-cleared systems uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted eleven 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair handpieces in July 2008, which deliver ablative and incisional treatments for surgical applications. As of September 30, 2009, we had an installed base of approximately 2,800 Thermage systems and 2,200 Fraxel systems and had sold over 695,000 treatment tips.

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

Net revenue for the nine months ended September 30, 2009 increased 49% from the nine months ended September 30, 2008, mainly from the contribution from the sale of products and services previously marketed by Reliant under the Fraxel brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become both Fraxel and Thermage customers.

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

The acquisition purchase price totaled a combined $25 million cash paid, $61.4 million for 23.6 million shares issued at the $2.60 share price on the date of announcement, $0.2 million fair value of assumed warrants and approximately $4.1 million in direct transaction costs.

We have recorded an estimate for costs to terminate some activities associated with the Reliant operations. The restructuring accrual of approximately $3.0 million at December 31, 2008 was principally related to the termination of 45 Reliant employees of approximately $1.8 million and restructuring of facilities of $1.2 million.

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

We allocated the residual value of approximately $48 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. We did not have any goodwill prior to the acquisition of Reliant. We did not perform a test for goodwill impairment in 2008 as there were no underlying events and circumstances relative to the business which would support an immediate impairment of its acquired goodwill from the December 23, 2008 acquisition date to December 31, 2008. While there were no new events occurring in the short period between the acquisition date and December 31, 2008 that impacted our valuation of goodwill, we considered the fact that the publicly traded value of the Company was less than the carrying value, including goodwill, at December 31, 2008. We concluded that no impairment of goodwill existed at December 31, 2008 based upon factors including the Company’s decision to proceed with the closing of the acquisition after the acquisition plan was announced, the short period of time elapsing since the acquisition date, the implied premium over the quoted market price of the Company’s stock resulting from recent third-party acquisition proposals made for the Company prior to the acquisition of Reliant, the business reasons for executing the merger and the benefits that the Company expects to achieve, and management’s expectations of the future operating and financial performance of the business. We extended these considerations through September 30, 2009 and concluded that no impairment of goodwill existed as of that date. Management will continue to monitor for any indicators that the carrying amount of goodwill may not be recoverable. The occurrence of adverse events or circumstances, including changes in management’s expectations of the future financial performance of the business, may result in the Company recording a goodwill impairment charge in a future period.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2007 and 2008 and the nine months ended September 30, 2008 and 2009, we derived 71%, 73%, 73% and 50% respectively, of our revenue from treatment tips and consumable sales, and 26%, 24%, 24% and 40% respectively, of our revenue from system sales. The balance of our revenue is derived from product service, research and development and shipping.

With the acquisition of Reliant, we have seen sales of treatment tips and consumables decrease as a percentage of Solta revenue versus system sales, and revenue derived from sales of products and services within the United States decrease as a percentage of total Solta revenue. During the second quarter of 2009, we announced the termination of the upgrade program for our first generation Thermage and Fraxel systems to the current versions of these systems. As a result, we experienced a high volume of system upgrade sales, which contributed to the increase in the proportion of revenue from system sales.

We market our products in the United States to physicians, including primarily dermatologists and plastic surgeons, through a direct sales force and internationally in over 100 countries through a network of independent distributors and direct sales force in a few select countries. In the years ended December 31, 2007 and 2008 and the nine months ended September 30, 2008 and 2009, we derived 52%, 52%, 51% and 44%, respectively, of our revenue from sales of our products and services within the United States, and 48%, 48%, 49% and 56%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	46%	51%	44%	51%
Asia Pacific	25%	27%	23%	25%
Europe/Middle East	22%	13%	25%	14%
Rest of the world	7%	9%	8%	10%

Total net revenue	100%	100%	100%	100%

We continue to believe our bifurcated sales force will serve us well. With the acquisition of Reliant, we have one of the largest direct U.S. sales forces in the industry, with about half of the sales force focusing on existing customers and sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts.

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

We began introducing new products during the second half of 2009, the commercial success of which will depend upon the acceptance of these products by physicians and their patients. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customer demand. Revenue during the three months ended September 30, 2009 was adversely impacted by production delays on the new Thermage CPT system launched in August 2009. In addition, the regulatory review process for the Fraxel re:store Dual system continued throughout the quarter. As a result, the Company had been limited in performing demonstrations of these two new products to its customers.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2009

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue increased $4.7 million, or 36%, from $13.0 million to $17.8 million for the three months ended September 30, 2008 and 2009, respectively, mainly from the contribution from Fraxel sales. However, Thermage and Fraxel sales were affected by the comparative weakening of global economic conditions, tightening of the credit market that resulted in a slowdown of customer purchasing decisions from the second half of 2008 and the production delays and ongoing regulatory review process during the quarter as discussed above.

System sales increased $3.1 million, or 110%, from $2.9 million to $6.0 million for the three months ended September 30, 2008 and 2009, respectively. Sales of treatment tips and other consumables decreased $0.2 million, or 3%, from $9.8 million to $9.6 million for the three months ended September 30, 2008 and 2009, respectively. The increases in systems sales were due to the contributions from the sale of Fraxel products. The decrease in tips and consumables is due to a slight decrease in Thermage tip revenue.

Net revenue increased $23.3 million, or 49%, from $47.1 million to $70.4 million for the nine months ended September 30, 2008 and 2009, respectively. System sales increased $16.8 million, or 146%, from $11.5 million to $28.4 million for the nine months ended September 30, 2008 and 2009, respectively. Sales of treatment tips and other consumables increased $0.6 million, or 2% from $34.4 million to $35.0 million for the nine months ended September 30, 2008 and 2009, respectively. These increases were due to the contributions from Fraxel sales, partially offset by a decrease in Thermage tip revenue.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 59% of revenue in the third quarter of 2009, compared with 75% of revenue in the third quarter of 2008. The decrease in gross margin as a percent of revenue in the third quarter of 2009 was primarily due to a higher proportion of lower-margin system sales than higher-margin tip sales, unfavorable overhead absorption due to lower than planned production volume, downward sales-pricing pressure caused by the continuing difficulties in the economy, $0.9 million of purchase price adjustments to cost of sales from the Reliant acquisition, including $0.7 million of amortization expense from intangible assets from the Reliant acquisition.

Gross margin was 58% of revenue in the first nine months of 2009, compared with 75% of revenue in the first nine months of 2008. The decrease in gross margin as a percent of revenue in the first nine months of 2009 was primarily due to a higher proportion of lower-margin system and system upgrade sales than higher-margin tip sales, unfavorable overhead absorption due to lower than planned production volume, downward sales-pricing pressure caused by the continuing difficulties in the economy, $4.9 million of purchase price adjustments to cost of sales from the Reliant acquisition, including $2.1 million of amortization expense from intangible assets from the Reliant acquisition.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses increased $3.0 million, or 51%, from $5.9 million to $9.0 million for the three months ended September 30, 2008 and 2009, respectively. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $1.6 million from the Reliant acquisition, an increase of $0.9 million in discretionary marketing expenses, an increase of $0.4 million in supplies, depreciation and allocated information technology and facility expenses, and $0.2 million of amortization of intangibles acquired in the Reliant acquisition.

Sales and marketing expenses increased $8.1 million, or 40% from $20.3 million to $28.5 million in the first nine months of 2008 and 2009, respectively. The increase in the first nine months of 2009 was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $3.8 million from the Reliant acquisition, an increase of $2.4 million in discretionary marketing expenses, an increase of $1.3 million in supplies, telecommunication, depreciation and allocated information technology and facility expenses, and $0.6 million of amortization of intangibles acquired in the Reliant acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses increased $2.1 million, or 97%, from $2.2 million to $4.2 million for the three months ended September 30, 2008 and 2009, respectively. The increase in research and development expenses was primarily from increased headcount and related personnel and infrastructure expenses of $1.0 million, higher spending on clinical studies and other R&D project costs of $0.7 million, and $0.4 million higher depreciation and amortization expenses, including $0.1 million of amortization of intangibles acquired in the Reliant acquisition.

Research and development expenses increased $5.1 million, or 72% from $7.1 million to $12.1 million in the first nine months of 2008 and 2009, respectively. Compared to the first nine months of 2008, employee payroll and related expenses increased $2.3 million, clinical studies and other R&D project costs increased $1.2 million, allocated information technology and facility expenses were higher by $0.8 million, and depreciation and amortization expenses were higher by $0.7 million, including $0.4 million of amortization of intangibles acquired from the Reliant acquisition.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses increased $1.2 million, or 47%, from $2.6 million to $3.8 million for the three months ended September 30, 2008 and 2009, respectively. Professional fees increased $0.4 million, primarily due to increased outside accounting, tax and legal fees, employee payroll and related expenses increased $0.3 million, product liability and business insurance increased $0.3 million and bad debt expense increased by $0.2 million.

General and administrative expenses in the first nine months of 2009 was $11.6 million, an increase of $1.4 million, or 14%, compared with $10.2 million in the same period in 2008. The increase from the prior year period was due to an increase of $1.0 million in employee payroll and related expenses, an increase of $1.0 million in professional fees primarily due to increased outside accounting, tax and legal fees, and a $0.4 million increase in bad debt expense, partially offset by $1.0 million in merger related expenses incurred in 2008. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. The $1.0 million in outside advisory fees incurred in the first quarter of 2008 in pursuing this acquisition did not recur in 2009.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $0.4, or 69%, from $0.6 for the three months ended September 30, 2008 to $0.2 for the three months ended September 30, 2009, due to lower average cash and investment balances following our use of cash in the Reliant acquisition. These amounts were $1.8 million and $0.4 million in the first nine months of 2008 and 2009, respectively.

Interest and Other Expense. Interest and other expense consist primarily of interest expense resulting from borrowings on the margin account, line of credit and term loan during 2009, none of which existed in 2008. Interest and other expenses were $0.1 million and $0.3 million in the third quarter and the first nine months of 2009, respectively.

Gain (Loss) on Investments. During the quarter ended September 30, 2009, we realized a $0.2 million gain on investments that had either been sold or matured in our portfolio during the quarter. During the quarter ended September 30, 2008, a security in our investment portfolio suffered a substantial loss in fair market value. We determined that such loss in fair market value was “other than temporary”, and as a result, we recorded approximately $0.9 million other than temporary impairment loss on investments in the quarter ended September 30, 2008.

Provision (benefit) for Income Taxes. There was an income tax provision of $0.1 million and a benefit of $0.1 million for the three months ended September 30, 2008 and 2009, respectively, and a provision of $0.2 million and a benefit of $0.01 million for the nine months ended September 30, 2008 and 2009, respectively. The provision for income taxes for the three and nine months ended September 30, 2008 primarily represented additions to AMT taxes and additions to ASC 740 reserves, while the benefit for income taxes for the three and nine months ended September 30, 2009 primarily represented R&D credits, partially offset by additions to ASC 740 reserves. We did not recognize any tax benefits in relation to the loss before income taxes for the nine months ended September 30, 2009 as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three and nine months ended September 30, 2008 and 2009, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$61	$47	$175	$143
Sales and marketing	316	352	993	1,124
Research and development	85	80	192	296
General and administrative	361	408	1,116	1,226

Total stock-based compensation expense	$823	$887	$2,476	$2,789

Liquidity and Capital Resources

On September 30, 2009, we had working capital of $12.4 million, which included $14.7 million of cash and cash equivalents. In the fourth quarter of 2008, in anticipation of the acquisition of Reliant Technologies, Inc., we drew down on funds from a margin account with JP Morgan Chase, collateralized by our marketable investments. Pursuant to the terms of credit offered by JP Morgan Chase, we may borrow up to 75% of the market value of our investment account at an interest rate of the 30-day Libor rate plus 100 basis points. We had no marketable securities as of September 30, 2009, and accordingly, the margin account had a zero balance as of that date.

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

We believe that our current cash and investment balances and cash generated from operations, along with the credit facilities made available to us in 2009 will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We entered into a term loan and revolving loan agreement in March 2009, which was subsequently amended later in the same month and in June 2009. The agreement contains certain financial and non-financial covenants. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants or if we fail to achieve cost savings and synergies from the Reliant acquisition or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders.

On March 9, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On June 30, 2009, the Company drew down $5.2 million on the revolving loan facility and $1.0 million as a term loan and repaid the revolving loan in full in July 2009. In September 2009, the Company drew down $6.0 million on the revolving loan facility. Borrowings under the revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the term loans accrue interest at an effective rate of 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loans are payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loans subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property. We were in compliance with these covenants as of September 30, 2009.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $5.3 million in the nine months ended September 30, 2009, compared to net cash of $1.4 million provided by operating activities in the nine months ended September 30, 2008. During the first nine months of 2009, cash was used to fund an increase of $4.0 million in accounts receivable that was primarily due to increased revenue and a higher percentage of sales late in the period, a decrease of $3.4 million in accrued restructuring, and a $1.9 million decrease in accounts payable. These were partially offset by $4.6 million of cash provided by a decrease in inventory, a $1.0 million increase in accrued and other liabilities, $0.9 million increase in prepaid expenses and other current assets and $3.4 million net cash provided from net loss after adjusting for non-cash items. The decrease in inventory during the first nine months of 2009 was primarily due to sales during the period supplemented by tighter management of inventory purchases.

During the first nine months of 2008, $3.6 million of net cash was provided from net loss after adjusting for non-cash items. Such amount was used to fund an increase of $1.1 million in accounts receivable, as well as to fund a decrease of $1.3 million in accrued and other liabilities. The increase in accounts receivable was due to a higher percentage of sales volume that occurred towards the latter part of the third quarter, as well as the impact of providing 30 days payment terms to certain U.S. customers under our Infinity Program in 2008. The decrease in accrued and other liabilities was primarily due to payment of annual bonus and professional fees.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $15.4 million for the nine months ended September 30, 2009 compared with $5.5 million in the nine months ended September 30, 2008. Net cash of $18.0 million was provided by the sale or maturities of our marketable investments in the first nine months of 2009, partially offset by $1.1 million of payments of transaction costs, net of escrow settlement relating to the Reliant acquisition and $1.5 million of payments for acquisitions of property and equipment. Net cash provided by investing activities in the first nine months of 2008 of $5.5 million was due to $11.5 million net sales of marketable investments, partially offset by the acquisition of property and equipment. In connection with our proposed acquisition of Reliant Technologies, Inc. in 2008, we began to liquidate our marketable investments and we provided a $5.0 million bridge loan to Reliant and incurred $0.3 million in acquisition costs.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $2.9 million in the nine months ended September 30, 2009 compared with $0.7 million of net cash provided in the nine months ended September 30, 2008. During the first nine months of 2009, we made net borrowings of $9.4 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $12.4 million on the margin account maintained with JP Morgan Chase related to our marketable investments. During the first nine months of 2008, cash was provided by proceeds from exercise of stock options and employee stock purchase plan.

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

Recent Accounting Pronouncements

In December 2007, ASC 805, Business Combinations (“ASC 805”) was revised. This revision changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, ASC 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. The Company adopted ASC 805-20-35-3 on January 1, 2009 and will apply this new accounting standard for future business combinations.

In December 2007, ASC 810-10-65-1, Non-controlling Interests in Consolidated Financial Statements, was amended. This amendment changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, ASC 810-10-65-1 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company’s adoption of ASC 810-10-65-1 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2008, ASC 820-10-15-1A was amended, which delayed the effective date of ASC 820, Fair Value Measurements and Disclosures, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2009. The Company’s adoption of 820-10-15-1A on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2008, ASC 350-30-65-1, Determination of the Useful Life of Intangible Assets (“ASC 350-30-65-1”), amended the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, Intangibles-Goodwill and Other, ASC 350-30-65-1 requires a consistent approach between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of an asset under ASC 805. ASC 350-30-65-1 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. ASC 350-30-65-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company’s adoption of ASC 350-30-65-1 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, ASC 815-10-65-3, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC 815-10-15-74(a), Accounting for Derivative Instruments and Hedging Activities. ASC 815 is effective for fiscal years beginning after December 15, 2008 and early adoption for an existing instrument is not permitted. The Company’s adoption of ASC 815 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provided additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Accordingly, the Company adopted the provisions of ASC 820-10-65-4 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, was revised to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of ASC 825-10-65-1 on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. However, the provisions of ASC 825-10-65-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments.

In June 2009, ASC 105, Generally Accepted Accounting Principles, was issued. ASC 105 relates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification), which organizes thousands of U.S. GAAP pronouncements under approximately 90 accounting topic areas. The ASC states that the Codification will become the single source for all authoritative GAAP recognized by the ASC to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an affect on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has not determined the impact that this update may have on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent XL and Harmony systems infringe 10 Thermage U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh Thermage patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. We do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are in a difficult economic period, and the uncertainty in the economy has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for Thermage or Fraxel procedures, practitioner demand for our Thermage and Fraxel systems could drop, resulting in unfavorable operating results.

Recent distress in the financial markets has had an adverse impact on our business. The aesthetic treatment system industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a Thermage or Fraxel procedure is driven by consumer demand. Most procedures performed using our Thermage and Fraxel systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate.

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

Our limited operating history makes it difficult for us to predict future performance. Historically, the demand for our Thermage and Fraxel systems has varied from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

•	delays in receipt of anticipated purchase orders;

•	seasonal variations in patient demand for aesthetic procedures;

•	the impact of general economic conditions on the demand for aesthetic procedures;

•	performance of our independent distributors;

•	the lack of credit available to physicians to finance capital equipment purchases;

•	positive or negative media coverage of our products or products of our competitors or our industry;

•	our ability to obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

•	changes in the length of the sales process;

•	customer response to the introduction of new product offerings;

•	fluctuations in foreign currency; and

•	excess or obsolete inventory charges.

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

Our future liquidity requirements may increase beyond currently expected levels if we fail to achieve sustained profitability or if unanticipated expenses or other uses of cash arise. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

We may not be able to achieve or sustain profitability even if we are able to generate significant revenue.

We incurred a loss of $16.4 million in the year ended December 31, 2008 and a loss of $10.9 million for the nine months ended September 30, 2009. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

We may not be successful in selling and marketing our new products.

The commercial success of the products and technologies we develop will depend upon the acceptance of these products by physicians and their patients. It is difficult for us to predict how successful recently introduced products and procedures including the Thermage CPT system and Fraxel re:store Dual system, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results will suffer. In addition, we expect to face significant competition, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

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

Our future success depends upon patients having a positive experience with the Thermage or Fraxel procedures in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage or Fraxel procedures if they find it to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedure side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having a Thermage or Fraxel procedure or discourage a patient from having additional procedures or referring Thermage and Fraxel procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from a Thermage or Fraxel procedure are subjective and may be subtle. A Thermage or Fraxel treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

The conditions of our secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.

Our secured term loan contains certain financial covenants which require us to maintain specified levels of positive EBITDA and tangible net worth (both as defined in the loan agreement) each fiscal quarter. We are also subject to restrictive covenants, including among others covenants that restrict our ability to incur additional indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers or acquisitions, and to pay dividends. The loan agreement generally provides for customary events of default, including among others non-payment defaults, covenant defaults, and a default in the event a material adverse change occurs. There is no assurance that we will be able to comply with our financial covenants. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of all obligations under the loan agreement and an obligation to repay all obligations in full and such event of default could result in an increase to the applicable interest rate of 5.00%. Any acceleration in the repayment of our indebtedness could adversely affect our business.

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

We rely on a direct sales force to sell our products in the United States and in certain international regions. As the Company grows, we expect to grow or realign our sales organization to meet our anticipated sales objectives. There are significant risks involved in building and managing our sales organization, including risks related to our ability to:

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

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. Although we do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows, our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2009, we had 71 issued U.S. patents, 79 pending U.S. patent applications, 47 issued foreign patents and 92 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

International sales accounted for 48% of our revenue for each of the years ended December 31, 2007 and 2008, and 56% of our revenue for the nine months ended September 30, 2009. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

New legislation regarding healthcare reform may affect our revenue and financial condition.

The U.S. government is currently considering and may in the future consider healthcare policies and proposals intended to curb rising costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Such policies and proposals include changes that would change the dynamics of the health care industry, including having the federal or one or more state governments assume a larger role in the health care system such as competing with private health insurers, imposing new taxes on health insurers, or restructuring of the Medicare or Medicaid programs. It is unclear which, if any, of the various U.S. healthcare reforms currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law. We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the U.S.; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any legislation or regulation would have on our business; or the effect ongoing uncertainty about these matters will have on the purchasing decisions of our customers.

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

Date: November 4, 2009	/S/ STEPHEN J. FANNING
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	/S/ JOHN F. GLENN
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