Form 10-K
period 2009-12-31
SOLTA MEDICAL INC
filed 2010-03-22
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2009 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was approximately $48.6 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 26, 2010 was 59,216,300.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders.

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

Overview

We design, develop, manufacture and market energy-based medical device systems for aesthetic applications. These systems are marketed under the brand names Fraxel® and Thermage® and are FDA-cleared for dermatological procedures in the following applications:

•	Skin Tightening. The Thermage NXT™ and CPT™ systems offer non-invasive treatment options for skin tightening and contouring, body shaping, and improvement in the appearance of cellulite.

•

Skin Rejuvenation.    The Fraxel re:fine, Fraxel re:store, and Fraxel re:store Dual systems offer treatments for skin conditions such as fine lines and pigmentation. In addition, the Fraxel re:store system offers treatments for acne and surgical scars, deeper lines and wrinkles, and actinic keratoses.

•

Skin Resurfacing.    The Fraxel re:pair system is for dermatological procedures requiring ablation, coagulation and resurfacing of soft tissue as well as for rhytides, pigmentation and vascular dyschromia.

Each of our systems consists of one or more hand pieces, a console that incorporates a graphical user interface, an energy source and electronics, and a disposable treatment tip. We market our systems and treatment tips in the United States to physician practices primarily through a direct sales force and internationally in over 100 countries through both a network of distributors and direct sales force. Our customers consist primarily of dermatologists and plastic surgeons and our expanded customer base includes other specialties such as general and family practitioners, gynecologists, ophthalmologists and others. As of December 31, 2009, we had a global installed base of over 5,000 systems.

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

The Market for Aesthetic Procedures to Treat the Skin

The American Society for Aesthetic Plastic Surgery reports that in 2009, total expenditures for aesthetic procedures in the U.S. were almost $10.5 billion. From 1997 to 2009 the total number of aesthetic procedures increased from approximately 2.1 million to just under 10 million procedures, representing approximately a 14% compounded annual growth rate. Non-surgical aesthetic procedures were primarily responsible for the overall increase, rising from approximately 1.1 million to approximately 8.5 million procedures over the same period, representing approximately a 19% compounded annual growth rate. We believe there are several factors that have contributed to this historical growth of non-invasive and minimally-invasive aesthetic procedures, including:

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

•

Market Shift Towards Less Invasive Procedures.    Market trends confirm that patients are moving away from invasive procedures towards minimally-invasive or non-invasive treatments. Notably, the American Society for Aesthetic Plastic Surgery reports that from 1997 to 2009 the total number of laser skin resurfacing procedures increased from approximately 154,000 to 510,000 procedures, representing a 10% compounded annual growth rate, and the total number of Botox injection procedures increased from 650,000 to 2.5 million injections over the same period, representing a 12% compounded annual growth rate.

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

Fraxel

A new class of skin rejuvenation therapy, first introduced and commercialized by us, is referred to as “fractional” resurfacing. Fractional resurfacing creates thousands of microscopic treatment zones per square centimeter in the skin to stimulate repair and rejuvenation in the tissue by inducing the skin's natural wound-healing response. At the same time, fractional resurfacing spares a significant portion of the tissue in the treatment area, and stimulates the spared tissue around each microscopic treatment zone to rejuvenate and resurface the skin. We believe fractional resurfacing overcomes the safety shortfalls associated with bulk ablative procedures and the efficacy and safety limitations associated with bulk non-ablative approaches by fundamentally changing the method of treatment.

We believe our Fraxel laser systems afford a new class of skin rejuvenation therapy that provides patients with effective, consistent results without significant downtime and risk of complications. We currently market four Fraxel products: The re:store, re:store Dual, re:fine and re:pair. The Fraxel re:store, Fraxel re:store

Dual and Fraxel re:fine laser platforms non-ablatively treat a range of applications that include wrinkles and fine lines, pigmentation, sun damage, uneven skin texture and melasma. In addition, the Fraxel re:store DUAL system features two lasers, the first application of the 1927 Thulium wavelength in aesthetics and the 1550 nm gold standard laser for non-ablative fractional resurfacing. The Fraxel re:store platform is optimized for treating more severe conditions, such as acne and surgical scars, deeper lines and wrinkles, and actinic keratoses. The Fraxel re:pair laser system, our ablative fractional resurfacing system, treats the above conditions as well as skin laxity and vascular dyschromia. This system has already received the United States Food and Drug Administration (“FDA”) 510(k) clearance for indications requiring ablation, coagulation and resurfacing of soft tissue.

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

•

Ease of Use.    The motion control technology within our Fraxel laser systems enables practitioners to deliver Fraxel laser treatments by performing a simple painting motion on the patient’s skin. The motion control technology automatically delivers a consistent level and pattern of energy by compensating for how rapidly the practitioner moves the hand piece, enabling the practitioner to provide a more uniform post-treatment appearance and a reduced treatment time.

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

Thermage

Our Thermage systems consist of a radiofrequency (“RF”) generator with cooling capability, through the delivery of a coolant to protect the outer layer of the skin from over-heating, and a hand piece that, in conjunction with a treatment tip, regulates epidermis cooling and monitors treatment data. Our system includes a variety of single-use, disposable treatment tips that attach to the hand piece and are selected by physicians based on the procedure to be performed and the size of the area to be treated. The Thermage procedure is typically performed in a medical office setting by, or under the supervision of, trained and qualified physicians, including not only plastic surgeons and dermatologists, but also physicians who do not traditionally perform cosmetic procedures, such as general and family practitioners, obstetricians and gynecologists, and general and vascular surgeons.

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

•

Ease of Use.    The Thermage NXT™ and CPT™ systems incorporate a straightforward user interface that allows a trained physician to easily perform procedures across various parts of the body. Different treatment sites may use different tips, each of which is pre-customized by size, pulse counts, pulse durations and heating profile to the intended procedure. The system provides real-time feedback and can be adjusted during the procedure as needed. The hand pieces are designed with a small profile for accurate placement during treatment, comfort and ease of use.

•

Comfort Pulse Technology.    The Thermage CPT™ system leverages proprietary Comfort Pulse Technology™ to greatly improve patient comfort during treatment. This proprietary technology combines vibration and a unique energy delivery mechanism to improve the overall patient treatment experience while maintaining the same tightening and firming results that physicians and patients have come to expect from Thermage treatments.

Solta Medical’s Products

The following table provides information regarding Solta Medical’s products:

	Thermage NXT (1)	Thermage CPT	Fraxel re:store (2)	Fraxel re:store DUAL	Fraxel re:fine	Fraxel re:pair

Commercial Launch Date:	January 2007	August 2009	September 2006	September 2009	June 2007	November 2007

Modality:	Non-ablative	Non-ablative	Non-ablative	Non-ablative	Non-ablative	Ablative

Energy Source:	Monopolar Radio-frequency	Monopolar Radio- frequency	Erbium Glass Fiber Laser	Erbium Glass and Thulium Glass Fiber Laser	Raman- shifted Fiber Laser	CO2 Laser

Wavelength:	N/A	N/A	1550 nm	1550 nm and 1927 nm	1410 nm	10600 nm

Indications:
Cellulite Reduction		X
Eyelid Wrinkles	X	X
Periorbital Wrinkles	X	X	X	X	X
Melasma			X	X	X
Resurfacing			X	X	X	X
Pigmentation			X	X	X	X
Surgical/Acne Scars			X	X	X
Actinic Keratoses			X	X
Wrinkles and Rhytides	X	X				X
Vascular Dyschromia						X

Typical Patient Treatments:	1	1	1-4	3-4	5-6	1-2

Consumable Treatment Tip:	Yes	Yes	Yes	Yes	Yes	Yes

Approximate Tip Life:	One treatment (face/body part)	One treatment (face/body part)	3-5 full face treatments	3-5 full face treatments	5-6 full face treatments	1-2 full face treatments

Treatment Length:	20 – 90 minutes	20 – 90 minutes	20 – 30 minutes	20 – 30 minutes	20 – 30 minutes	20 – 30 minutes

(1)	System updated from previous system launched in 2002
(2)	System updated from previous system launched in 2004

Fraxel re:store DUAL System

Launched in September 2009, the Fraxel re:store Dual system provides superior results for large body areas during a single treatment. Prior to the non-ablative Fraxel re:store Dual system, laser skin resurfacing procedures were largely limited to the face. The Fraxel re:store Dual takes the fractional laser technology to the next level by adding a 1927 nm wavelength, the first application of a thulium laser in the aesthetics market, optimized for dermatological procedures requiring coagulation of soft tissue. The Fraxel re:store Dual provides a superior treatment for pigment to IPL (Intense Pulsed Light) devices, a much better safety profile than ablative fractional laser devices, and all the benefits of the 1550 nm Fraxel re:store system included, with a 25% faster treatment speed and cooling built into the hand piece. We believe this new wavelength provides a breakthrough, effective solution for superficial skin conditions with less discomfort.

Fraxel re:store System

Our Fraxel re:store system was launched in September 2006 as an improved next generation product to our first system launched in September 2004 and offers a fractional non-ablative treatment utilizing a fiber laser. We believe the Fraxel re:store system provides an effective solution for skin conditions such as wrinkles, acne scars, skin texture and tone, and pigmentation, including melasma. This system can be operated at a wide range of treatment levels offering the clinician the versatility to treat both superficial and deep conditions based on the patient’s needs and preferences. Our targeted customer base for the Fraxel re:store and re:store Dual systems are physicians who have experience with aesthetic lasers or otherwise have practices performing various aesthetic treatments.

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

Fraxel re:pair System

Our Fraxel re:pair system offers a fractional ablative treatment utilizing a CO2 laser. We believe our Fraxel re:pair system produces similar effectiveness to traditional bulk ablative treatments, with less downtime and risks. The system also penetrates deeper into the skin than bulk ablative treatments, which may provide additional skin tightening. The Fraxel re:pair system delivers a new type of treatment we call fractional deep dermal ablation, for FDDA treatment. The Fraxel re:pair system has received FDA 510(k) clearance for dermatological procedures requiring ablation, coagulation and resurfacing of soft tissue. Our targeted customer base for the Fraxel re:pair system is physician practices that have significant experience in working with aesthetic lasers and are seeking effective but safer ablative procedures with less downtime than those currently offered in the market.

Fraxel Treatment Tips

Our Fraxel laser systems use proprietary consumable treatment tips. To perform a treatment, the physician attaches to the hand piece a treatment tip, which is designed to ensure the treatment is delivered consistently, safely and effectively. After approximately three to five treatments with the Fraxel re:store and re:store Dual laser systems, approximately five to six treatments with the Fraxel re:fine laser system and every treatment with the Fraxel re:pair laser system, the consumable tip is depleted of its useful life and must be replaced.

Components of Fraxel Laser Systems

Our Fraxel laser systems are comprised of a laser system and a delivery system, including the control console and hand piece. These components generate the laser energy, create individual fractional laser beams and deliver the treatment to the patient according to our optimized treatment parameters.

•

Fraxel re:store, Fraxel re:store Dual and Fraxel re:fine lasers.    Our Fraxel re:store, Fraxel re:store Dual and Fraxel re:fine system consoles each contain a fiber laser which generates laser pulses at 1550 nm, 1550 nm and 1927 nm, and 1410 nm wavelengths, respectively. These wavelengths were specifically chosen to target water in the skin and to optimize the treatment results of each system. The fiber laser technology is specifically designed to produce a high quality beam of energy that maintains its wavelength accuracy to within a few nanometers. The fiber laser is also highly efficient, with low power requirements that can be provided by a standard wall outlet, and without the need for water cooling. Furthermore, the fiber laser is durable and robust with a long life span, and it is easy to set up and maintain, with no service requirement or need for optical alignments or adjustments.

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

•

Hand piece.    The laser energy is delivered to our Fraxel laser hand pieces, which incorporate our high speed scanner and our Intelligent Optical Tracking System. An additional feature in the Fraxel re:store and Fraxel re:fine hand pieces is an automated spot size control system. This system delivers optimum lesion penetration at each energy setting and minimizes bulk heating and discomfort. The Fraxel re:store Dual now features integrated cooling through a Zimmer chiller designed into the system. This allows for a single operator to perform the treatment.

•

Treatment Tips.    Our Fraxel laser systems use consumable treatment tips that attach to the hand piece. Due to the amount of laser energy absorbed by these tips over the course of treatments, they degrade and require replacement. We offer large and small tip solutions enabling the physician to treat all areas of the body effectively. Both the Fraxel re:fine and Fraxel re:store tips are designed to accommodate high level disinfection, and the necessary disinfection trays and instructions are provided during installation and training. The Fraxel re:pair tips are designed to support evacuation of tissue debris from the treatment field and are intended to eliminate any risk of biohazard, due to the ablative nature of the treatment. Each treatment tip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment.

Thermage NXT and CPT Systems

Our Thermage NXT and CPT system use our patented method of delivering monopolar RF energy for heating collagen.

•

Monopolar Radiofrequency.    Monopolar RF delivery uses two electrodes, with one active electrode being held in the device hand piece by the physician and the second, a passive return electrode, typically attached to the patient’s back. Monopolar delivery allows for precise administration of energy because the electrical current is concentrated where the active electrode touches the body and disperses quickly as it travels towards the return electrode. The monopolar RF process is distinct from bipolar RF-based technology, which is superficial in depth, relying on current passing through tissue located between two probes placed close together on the surface of the skin. We believe that monopolar technology delivers energy effectively to a greater tissue depth than bipolar technology.

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

Thermage NXT and CPT System Components

Our Thermage NXT and CPT systems include three major components: the RF generator, the reusable hand piece and a single-use treatment tip, as well as several consumable accessories. Physicians attach a single-use treatment tip to the hand piece, which is connected to the RF generator. The RF generator authenticates the treatment tip device and programs the system for the desired treatment without physician intervention.

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

•

Hand piece.    The reusable hand piece holds the treatment tip in place for the treatment and processes information about skin temperature and contact, treatment force against the skin, cooling system function and other important data. A precision control valve within the hand piece meters the delivery of the coolant. In addition, the CPT hand piece has the ability to vibrate the treatment tip at 3 levels to provide greater comfort forth patient.

•

Single-use Treatment Tips.    The treatment tip device is available in four sizes with several configurations of pulse counts, pulse durations and three heating profiles for efficient implementation of treatment guidelines, based on the size and nature of the treatment area. Physicians currently can order sterile treatment tips in sizes of 0.25 cm2, 1.5 cm2, 3.0 cm2 and 16.0 cm2 on the NXT platform and tips in sizes of 0.25 cm2, 3.0 cm2 and 16.0 cm2 on the CPT platform. The CPT tips provide more uniform heating through a tip frame that has been added to the surface of the electrode. Each treatment tip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment. To enhance procedural safety, we have also programmed the EPROM for single-use treatments. Using the same treatment tip to perform multiple treatments could result in injury, as a result of the eventual breakdown of the treatment tip’s electrode dielectric membrane. Therefore, the EPROM ensures that the treatment tip is not reused following a particular procedure.

Our NXT and CPT systems also include other consumable components in addition to treatment tips. The systems house a canister of coolant that can be used for an average of three to six procedures, depending on the total skin surface area treated and the treatment tip used. Each patient procedure also requires a return pad, which is typically adhered to the patient’s lower back to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary coupling fluid, an electrically conductive viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

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

•

Optimizing Customer Base through Cross-selling.    When we merged the two companies together (Reliant and Thermage) we saw a strong cross selling opportunity between the two portfolios as our installed bases had only a 10% overlap. Our sales force was able to take advantage of this opportunity during 2009.

•

Driving Treatment Tip Usage.    Unlike most traditional energy-based medical device businesses, which rely solely on the sale of new capital equipment to generate revenue, our disposable treatment tip business model enables us to maintain a continuous relationship with our customer base. We work collaboratively with our customer base to increase treatment tip usage by expanding clinical applications and augmenting and facilitating the marketing efforts of our physician customers. We believe that our customers’ interests are closely aligned with our own, and we monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. With marketing programs such as the Diamond Rewards Program and our international Partner Plan, our sales force works with physician customers to help develop profitable Thermage and Fraxel businesses within their practice.

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

•

Expanding our International Presence.    We believe the size of the international market is comparable to the U.S. market, and we are focused on increasing our market penetration overseas and building global brand-recognition. We intend to add sales representatives and support staff to increase direct sales and strengthen physician relationships in international markets.

Sales and Marketing

We sell our Thermage and Fraxel systems to physicians in the United States primarily through a direct sales force of trained sales consultants. As of December 31, 2009, we had a U.S. direct sales force team, including area sales directors, area sales representatives and clinical specialists, managed by the Vice President of Sales. Our U.S. sales organization is divided into two groups, with half of the sales force focusing on existing customers to sell treatment tips, upgrades, accessory sales and training, and the remainder focusing on securing and broadening our new customer base. Outside of the United States, we primarily sell our Thermage and Fraxel systems to physicians in over 100 countries through independent distributors. In select countries such as Australia, Hong Kong, Germany, Canada and the United Kingdom, we also have direct sales organizations.

United States Sales

Our strategy to increase sales in the United States is to:

•	remove obstacles for purchase, including treatment discomfort, time of treatment, efficacy and cost, and increase the variety of applications we offer;

•	continue to position the Thermage and Fraxel procedures as attractive alternatives to other aesthetic treatments for skin tightening, skin rejuvenation, skin resurfacing and body shaping;

•	work closely with our physician customers to increase product usage and enhance the marketing of Thermage and Fraxel procedures in their practices;

•	invest in consumer public relations; and

•	expand our sales efforts to reach physicians outside of the traditional specialties for aesthetic procedures.

Further, we actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We actively seek opportunities to obtain positive media exposure, and have been highlighted on such national broadcasts as Oprah, Good Morning America, Rachel Ray, The Today Show and E! Live from the Red Carpet, as well as numerous local news programs.

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

International Sales

As of December 31, 2009, we had an international sales team including regional managing directors, regional sales representatives and clinical specialists managed by the Vice President of Sales. We support our independent distributors who market our Thermage and Fraxel systems in over 100 countries. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. The percentage of our revenue from customers located outside the United States was approximately 54%, 48%, 48% in December 31, 2009, 2008 and 2007, respectively.

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

Competition

Our industry is subject to intense competition. We compete directly against laser and light-based skin rejuvenation products and procedures offered by companies such as Alma Laser, Cutera, Cynosure, Lumenis, Lutronic, Palomar Medical Technologies, Sciton and Syneron Medical. In addition, we compete against existing and emerging treatment alternatives such as cosmetic surgery, chemical peels, microdermabrasion, Botox, dermal fillers and collagen injections. Some of these alternative procedures require a lower initial capital investment by a practitioner, and some of these procedures may not require the purchase of a consumable treatment tip to perform a procedure. Some of our competitors are also publicly-traded companies and others have longer operating histories than we do. Many of them may enjoy several competitive advantages, including:

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

•

Improving and developing state of the art security systems to ensure the safety and efficacy of our systems. These security systems also maintain integrity of our long-term recurring revenue in the form of tips, hand pieces and other consumables.

As of December 31, 2009, we had a staff of 53 technical professionals focused on product development projects and the clinical, biomedical and regulatory support of these projects. We use off-site animal testing facilities and our fully equipped, on-site biomedical lab for the early development and evaluation of product concepts and for providing support to scientific and clinical studies conducted by our co-located clinic and by off-site investigators and institutions. We use transmission electron microscopy on biopsied tissue samples to corroborate that our products induce the denaturing of collagen that leads to immediate tissue tightening. We have developed histology techniques to investigate the depth of heat in tissue and the wound healing process that we believe is responsible for long-term improvement and tightening of tissue. Our staff of laser tissue interaction specialists has amassed over 50,000 histological images in the quantification of treatment parameters. We have also created three-dimensional computer models to study tissue treatment with our products. In addition, we have also formed strategic relationships with outside contractors for assistance on specialized projects, and we work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for 2009, 2008 and 2007 were $16.2 million, $9.5 million and $9.1 million, respectively. The advanced research and development team includes physicists and biomedical systems engineers who create the prototype devices that enable the biomedical engineering team to explore the skin science. The biomedical engineering team is led by RF and laser tissue interaction specialists who model the laser tissue interactions, and create the databases that are utilized for the design of treatment systems. The product engineering team consists of experienced program managers, optical engineers, mechanical engineers, electrical engineers and embedded machine control software engineers who have the responsibility for design of ergonomic, reliable products, for documentation of those products, release to manufacturing and long-term design support.

Products for the Consumer Market

A significant portion of our research and development resources are directed towards development of technology for the consumer market. We entered into an agreement with Philips Consumer Lifestyle B.V. (“Philips”) in March 2008 to develop and commercialize a home-use, laser-based device for skin rejuvenation. We believe this represents a significant opportunity to bring laser-based devices directly to consumers. Under the agreement, Philips is currently making quarterly payments to us for research and development related to the device. Under the terms of this arrangement, Philips will make advance quarterly payments for the costs incurred in performing activities under the arrangement. Approximately $3 million of payments remained as of December 31, 2009, to be received by us over the next 3 quarters, or as agreed upon. Philips may terminate the agreement at any time if it chooses not to proceed with commercialization of the device. Upon commercialization of the device, Philips will pay us a percentage of net sales of the device and related products. As long as certain technology transfer payments are paid to us, the agreement is exclusive with respect to the right of Philips to manufacture, distribute, sell and commercialize the device and the related products. After termination of the agreement and/or termination of the exclusivity period as described above, we are prohibited from directly or indirectly manufacturing, selling, distributing and commercializing any laser-based devices for home-use by consumers that are similar to the device developed under this agreement. This program, by its nature, is generating component and system level cost reduction opportunities for our future professional products, as well.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2009, we had 74 issued U.S. patents, 73 pending U.S. patent applications, 52 issued foreign patents and 72 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. The issued U.S. patents have expiration dates between 2010 and 2025. Expiration may occur earlier under certain circumstances, such as if we do not continue to pay maintenance fees to the United States Patent and Trademark Office. Not all of our patents and patent applications are related to our current or future product lines, and some of our patents have been licensed to third parties. The pending foreign applications relate to similar underlying technological claims to the U.S. patents and/or patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

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

The FTOPP comprises six patent families, including 11 issued and pending U.S. patents and applications, along with foreign counterparts. Included in the FTOPP are: U.S. patent numbers 6,632,219 and 6,059,820 and patent application number 11/250,139 (the “Tankovich-Baranov” patent family named for inventors Dr. Nikolai Tankovich and Dr. Eugene Baranov); U.S. patent application number 10/542,390 (the “1678” patent family licensed by us from Massachusetts General Hospital); and U.S. patent application number 10/367,582 (the “582” patent family). Included in the FTOPP from Palomar Medical Technologies are: U.S. patent number 6,997,923 and patent application number 11/235,697 (the “923” patent family); and U.S. patent number 6,723,090 and patent application number 11/408,272 (the “Fiber Laser” patent family). Also included in the FTOPP from Massachusetts General Hospital is U.S. patent number 7,331,953 and patent application number 11/931,232 (the “953” patent family).

In conjunction with the FTOPP, we and Palomar Medical Technologies entered into a cross-license agreement by which we have licensed certain patents to each other and have granted covenants not to sue with respect to each other’s existing products and technologies.

In addition, we have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in other patent litigation in the future. Patent litigation is very expensive and could divert management’s attention from our core business. Patent litigation could also result in our patents being held invalid or narrowly construed. We have in the past and may in the future offer certain of our intellectual property rights for license to our competitors. As of December 31, 2009, we have not entered into any such licenses with our competitors other than our licenses with Syneron and Palomar. We granted Edward Knowlton, one of our founders and inventor of our original patents, an exclusive license under the original Thermage patents and related patents for certain non-cosmetic applications. We also granted Relay Technologies, Inc. an exclusive license under the Reliant intellectual property for certain non-cosmetic applications, as part of the merger transaction between Reliant and us.

Solta Medical has several registered trademarks and service marks. “Thermage,” “ThermaCool,” “NXT,”, “Reliant,” and “Fraxel,” are registered trademarks in the United States and several foreign countries. As of December 31, 2009, we have 392 pending and registered trademark filings worldwide, some of which apply to multiple countries, providing coverage in 60 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

Manufacturing

Our manufacturing strategy involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. Our internal manufacturing activities include the assembly, testing and packaging of Thermage and Fraxel branded treatment tips and hand pieces, as well as the final integration, system testing and packaging of Thermage and Fraxel systems. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our facility for final assembly or inspection, testing and certification. Finished product is stored at and distributed primarily from our Hayward facility. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

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

We obtain programmable memory chips for our treatment tips and the coolant valve for our hand piece and systems from single suppliers, for which we attempt to mitigate risks through inventory management and purchase order commitments. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, the availability of cryogen for our cooling module, which we can source from multiple suppliers, may fluctuate due to changes in the global supply of this material. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products, nor has the ready supply of finished product to our customers been adversely affected.

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

Radiofrequency devices used for aesthetic procedures, such as wrinkle reduction, are generally regulated as Class II medical devices and are qualified for clearance under 510(k) procedures. We have received 17 510(k) clearances for the Thermage system for multiple indications. We received FDA clearance to market our Thermage system for the treatment of periorbital wrinkles and rhytides in November 2002 and for treatment of facial wrinkles and rhytides in June 2004. In December 2005, we received FDA clearance to market our Thermage system for full body treatment of wrinkles. In October 2006, we received FDA clearance to market the Thermage system, for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our Thermage system for treatment of wrinkles and rhytides for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and hand piece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted 11 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair hand pieces in July 2008, which deliver ablative and incisional treatments for surgical applications. . We received FDA clearance for the Fraxel re:store DUAL Laser System in October 2009, which offer the 1550nm and 1927nm wavelengths.

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

Employees

As of December 31, 2009, we had 265 employees, with 111 employees in sales and marketing, 15 employees in technical services, 44 employees in manufacturing operations, 53 employees in research and development including clinical, regulatory and certain quality functions, and 42 employees in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Risks Related to Our Business

We are in a difficult economic period, and the uncertainty in the economy has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for Thermage, Fraxel or our recently acquired Isolaz and Isolaz Pro procedures, practitioner demand for our Thermage, Fraxel or our recently acquired Isolaz and Isolaz Pro systems could drop, resulting in unfavorable operating results.

Recent distress in the financial markets has had an adverse impact on our business. The aesthetic treatment system industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a Thermage, Fraxel, Isolaz or Isolaz Pro procedure is driven by consumer demand. Most procedures performed using our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate.

If the current situation continues or deteriorates further, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking Thermage, Fraxel or our recently acquired Isolaz and Isolaz Pro procedures.

We are totally dependent upon the success of our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems, which have a limited commercial history. If our products fail to achieve sufficient market acceptance, our business will suffer.

We expect that sales of our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems, including our treatment tips, will account for substantially all of our revenue for the foreseeable future. We expect to continue to expand our line of systems and treatment tips. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems may not significantly penetrate current or new markets. If demand for our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

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

Our limited operating history makes it difficult for us to predict future performance. Historically, the demand for our Thermage and Fraxel systems has varied from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

•	delays in receipt of anticipated purchase orders;

•	seasonal variations in patient demand for aesthetic procedures;

•	the impact of general economic conditions on the demand for aesthetic procedures;

•	performance of our independent distributors;

•	the lack of credit available to physicians to finance capital equipment purchases;

•	positive or negative media coverage of our products or products of our competitors or our industry;

•	our ability to obtain further regulatory clearances or approvals;

•	delays in, or failure of, product and component deliveries by our subcontractors and suppliers;

•	changes in the length of the sales process;

•	the costs of litigation claims or adverse outcomes from legal proceedings;

•	customer response to the introduction of new product offerings;

•	fluctuations in foreign currency; and

•	excess or obsolete inventory charges.

Our success depends on growing physician adoption of our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems and continued use of our treatment tips.

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our systems and products depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems and continued purchases by our customers of our treatment tips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. In addition, the lack of credit available to physicians to finance the purchase of Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems may also impact the adoption of these systems. We must be able to demonstrate that the cost of our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive or minimally invasive aesthetic procedures. If we are unable to increase physician adoption of our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems and use of our treatment tips, our financial performance will be adversely affected.

We may not be able to achieve or sustain profitability even if we are able to generate significant revenue.

We incurred a loss of $11.2 million and $16.4 million in the year ended December 31, 2009 and 2008, respectively. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from the Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro procedures could impair our financial performance.

Our future success depends upon patients having a positive experience with the Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro procedures in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro procedures if they find it to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedure side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having a Thermage. Fraxel and our recently acquired Isolaz and Isolaz Pro procedure or discourage a patient from having additional procedures or referring Thermage and Fraxel procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from a Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro procedure are subjective and may be subtle. A Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

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

We may face problems with our acquisition of Aesthera Corporation.

On February 26, 2010, we completed our acquisition of Aesthera Corporation, or Aesthera, a developer, manufacturer and marketer of light-based aesthetic treatment systems. We cannot be certain that the acquisition of Aesthera will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition into the markets for our products. Any of these factors and the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Aesthera, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the possibility that the business cultures are not compatible;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	unanticipated expenses related to integration of operations;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.

Any acquisitions that we make could disrupt our business and harm our financial condition.

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We have incurred integration costs related to the acquisition of Reliant. We may incur similar expenses in future periods as we complete our integration plan in connection with our acquisition of Aesthera Corporation, as well as expenses associated with evaluation of other potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

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

We may be required to raise additional capital and/or debt financing on unfavorable terms.

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

We advised Alma Lasers Ltd. and Alma Lasers, Inc. (together “Alma”) as early as February 2006 that Alma’s Accent product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid. We believe that we have meritorious defenses in this action and intend to defend the action vigorously. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. Although we do not believe the final disposition of these matters will have a material adverse effect on our financial statements and future cash flows, our intellectual property has not been tested at trial. If we initiate litigation to protect our rights, we run the risk of having our patents invalidated, which would undermine our competitive position.

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

We are involved in litigation relating to our acquisition of Reliant Technologies, Inc., which could be costly and time consuming.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. Eric Stang and Leonard DeBenedictis are among the defendants named in the complaint. Messrs. Stang and DeBenedictis are members of our board of directors, and Mr. DeBenedictis is our Chief Technology Officer. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

Intellectual property rights may not provide adequate protection for our products, which may permit third parties to compete against us more effectively.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2009, we had 74 issued U.S. patents, 73 pending U.S. patent applications, 52 issued foreign patents and 72 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

International sales accounted for 54% of our revenue for the year ended December 31, 2009 and 48% of our revenue for each of the years ended December 31, 2008 and 2007. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	reduced or no protection for intellectual property rights in some countries;

•	export restrictions, trade regulations and foreign tax laws;

•	regulation of the sale of the hydroflurocarbon used with our ThermaCool system;

•	fluctuating foreign currency exchange rates;

•	foreign certification and regulatory clearance or approval requirements;

•	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;

•	dependence on third-party distributors in some territories;

•	customs clearance and shipping delays;

•	political and economic instability;

•	preference for locally produced products;

•	business interruption resulting from transitioning to direct sales from international distributors in certain international regions; and

•	difficulties in getting distributors to relinquish regulatory documentation.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and if we are unable to find a solution, our revenue may decline.

To market and sell our products internationally, we depend on distributors, and they may not be successful.

We currently depend primarily on third-party distributors to sell and service our products internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell our systems. Distributors may not commit the necessary resources to market, sell and service our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected. In addition, from time to time, legal disputes arise when we wish to discontinue a distributor relationship in a given territory or otherwise feel a distributor is not performing adequately. Such disputes have led to legal proceedings that are costly to litigate and that could result in outcomes that are not favorable to us.

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

The aesthetics market is highly competitive and dynamic, and is marked by rapid and substantial technological development and product innovations. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. Specifically, our products compete against a variety of offerings in the aesthetics market, including laser and other light-based medical devices, pharmaceutical products such as Botox, filler injections, chemical peels, microdermabrasion, liposuction, cosmetic surgical procedures and less invasive surgical solutions such as implanted sutures. Our closest competitors are makers of laser and other light-based devices, which include companies such as Alma Lasers, Cutera, Cynosure, Lumenis, Lutronic, Palomar Medical Technologies, Sciton and Syneron Medical.

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

Negative publicity regarding our Thermage, Fraxel or future procedures could harm demand, which would adversely affect sales and our financial performance.

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

We outsource the repair of key elements of some products to sole-source service subcontractors.

We outsource the repair of certain key elements of our systems to sole source contract service providers. If the operations of those service subcontractors are interrupted, we may be limited in our ability to repair equipment. Our service subcontractors are dependent on trained technical labor to effectively repair our products. In addition, our service subcontractors may be operating as medical device manufacturers and as such are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. If our service subcontractors fail to comply with the FDA’s QSR, repair operations could be affected and our ability to repair certain systems may be impaired.

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines or product design are found to be inadequate, we may be subject to liability. We have been, continue to be and may, in the future, be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

Our Thermage, Fraxel and our recently acquired Isolaz and Isolaz Pro systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for various indications for our Thermage and Fraxel systems. In addition, 510(k) clearance has been obtained for various indications of our recently acquired Isolaz and Isolaz Pro systems. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

If we modify our FDA-cleared devices, we may need to seek and obtain new clearances, which, if not granted, would prevent us from selling our modified product or require us to redesign our product.

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

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We primarily rely upon third-party distributors to obtain all regulatory clearances and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such clearances or approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if they fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the registration of products outside the United States, we must comply with and be registered to the ISO 13485: 2003-2007 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003-2007 registration may adversely impact or prevent the registration of our products in some foreign countries.

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

We provide guidance to the investing community regarding our anticipated future operating performance. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed in the foregoing risk factors. In light of these factors, and the uncertainty as a result of the general economic situation, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 35% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

We have a large number of authorized but unissued shares of stock, which could negatively impact a potential investor if they purchased our common stock.

Our certificate of incorporation provides for 100,000,000 shares of authorized common stock, of which more than one-third of the shares are available for future issuance, and 10,000,000 shares of authorized preferred stock, all of which are available for future issuance. The issuance of additional shares of common stock may have a dilutive effect on earnings per share and relative voting power. We could use the shares of common stock that are available for future issuance in dilutive equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

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

We occupy an 88,000 square foot facility in Hayward, California, under a lease that ends in September 2013, with an option to extend for an additional thirty months. We believe our facilities are adequate for our current and future needs for at least the next 12 months.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. Two of the Company’s Board of Directors are among the defendants named in the complaint, and one of the two is also the Company’s Chief Technology Officer. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows. We believe that we have meritorious defenses in this action and intend to defend the action vigorously.

In addition, from time to time, we are subject to legal proceedings and claims with respect to such matters as patents, intellectual property rights, product liability claims and contractual disputes with distributors, suppliers and others, arising out of the normal course of business. Litigating claims of these types, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts of management and other personnel from normal business operations. The results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the Nasdaq Global Market under the symbol “SLTM”. On February 26, 2010, the closing sale price of our common stock was $1.98 per share.

Common Stockholders

As of February 26, 2010, there were approximately 179 stockholders of record of our common stock, one of whom was CEDE & Co, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is approximately 3,400.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated periods:

	High	Low
Year Ended December 31, 2008
First Quarter	$6.25	$3.28
Second Quarter	3.44	2.65
Third Quarter	4.34	2.20
Fourth Quarter	3.50	1.15

Year Ended December 31, 2009
First Quarter	$1.56	$0.64
Second Quarter	1.67	0.60
Third Quarter	2.27	1.27
Fourth Quarter	2.72	1.88

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index for the period beginning on November 10, 2006, our first day of trading after our initial public offering, and ending on December 31, 2009.

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

The following table presents certain financial data for each of the last five fiscal years. You should read the 2009 through 2007 financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K.

Consolidated Statement of Operations Data

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2009	2008*	2007	2006	2005
Net revenue	$98,818	$56,681	$63,101	$54,320	$40,655
Cost of revenue	$40,565	15,066	15,976	15,259	12,309

Gross margin	58,253	41,615	47,125	39,061	28,346
Operating expenses
Sales and marketing	$38,931	27,001	26,195	24,071	19,997
Research and development	$16,246	9,502	9,099	9,639	8,908
General and administrative	$14,659	13,662	11,300	9,973	7,414
Acquired in-process research and development	—	9,060	—	—	—
Litigation settlement gain	—	—	—	—	(1,646)

Total operating expenses	69,836	59,225	46,594	43,683	34,673

Income (loss) from operations	(11,583)	(17,610)	531	(4,622)	(6,327)
Interest and other income	$462	2,334	2,520	768	340
Interest, warrants and other expenses	$(394)	(15)	—	(55)	(1,549)
Loss on investments	$224	(1,088)	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(11,291)	(16,379)	3,051	(3,909)	(7,536)
Provision (benefit) for income taxes	(99)	14	271	—	—

Net income (loss) before cumulative effect of change in accounting principle	(11,192)	(16,393)	2,780	(3,909)	(7,536)

Cumulative effect of change in accounting principle	—	—	—	—	(697)

Net income (loss)	$(11,192)	$(16,393)	$2,780	$(3,909)	$(8,233)

Net income (loss) allocable to common stockholders	$(11,192)	$(16,393)	$2,780	$(3,909)	$(8,233)

Net income (loss) per share — basic and diluted:
Before cumulative effect of change in accounting principle					$(2.06)
Cumulative effect of change in accounting principle					(0.19)

Net income (loss) per share — basic	$(0.23)	$(0.67)	$0.12	$(0.60)	$(2.25)

Net income (loss) per share — diluted	$(0.23)	$(0.67)	$0.11	$(0.60)	$(2.25)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	47,848,258	24,506,673	23,241,031	6,561,648	3,664,990

Diluted	47,848,258	24,506,673	24,884,458	6,561,648	3,664,990

*	Includes the effect of the acquisition of Reliant Technologies, Inc. on December 23, 2008 and the results of operations of Reliant Technologies, Inc from December 23, 2008 to December 31, 2008.

Consolidated Balance Sheet Data

	As of December 31,
(in thousands of dollars)	2009	2008	2007	2006	2005
Cash and cash equivalents	$14,744	$7,556	$13,650	$45,915	$10,121
Marketable investments	—	17,870	38,707	—	—
Working capital	14,462	13,864	55,834	46,153	10,947
Total assets	136,149	149,168	68,727	59,875	24,032
Short and long-term borrowings	11,058	12,399	—	—	4,848
Preferred stock warrant liability	—	—	—	—	3,937
Redeemable convertible preferred stock	—	—	—	—	45,169
Total stockholders’ equity (deficit )	$100,237	$107,824	$58,118	$49,121	$(38,733)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We design, develop, manufacture and market aesthetic energy devices to address aging skin. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytides. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytides, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytides for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and hand piece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite. Our patented and FDA-cleared systems uses radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted eleven 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair hand pieces in July 2008, which deliver ablative and incisional treatments for surgical applications. In October 2009, we received FDA clearance to market the Fraxel DUAL system, which consists of 1550nm and 1927nm wavelength lasers. As of December 31, 2009, we had a global installed base of over 5,000 systems.

On February 26, 2010, we acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held medical device company, for $4.75 million in shares of our common stock to Aesthera senior debt holders and $501,000 in cash to such holders, certain security holders and certain obligation holders of Aesthera, including advisors and severance recipients. The shares were valued at $1.95 per share. In connection with this transaction, the Company entered into a contingent consideration arrangement which requires payments of up to

$10.75 million in shares of our common stock if certain criteria in relation to revenue recognized on the sale of Aesthera products and collection of certain Aesthera receivables are met during the one year period beginning April 1, 2010.

On December 23, 2008, as described below, we acquired Reliant Technologies, Inc. (“Reliant”), a privately held company, for $25 million in cash, 23.6 million shares of our common stock and assumption of $9.4 million of debt, including a $5 million note payable to Thermage. The acquisition resulted in a combined company with two strong brand names and one of the largest direct U.S. sales forces in the industry. Following the acquisition, we changed our name to Solta Medical, Inc.

Net revenue for the year ended December 31, 2009 increased 74% or $42.1 million, to $98.8 million, from $56.7 million in 2008, mainly from the contribution from the sale of products and services previously marketed by Reliant under the Fraxel brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become both Fraxel and Thermage customers.

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

The acquisition purchase price totaled a combined $25 million cash paid, $61.4 million for 23.6 million shares issued at the $2.60 share price on the date of announcement, $181,000 fair value of assumed warrants and approximately $4.1 million in direct transaction costs.

We recorded an estimate for costs to terminate some activities associated with the Reliant operations. The restructuring accrual of approximately $3.0 million at December 31, 2008 was principally related to the termination of 45 Reliant employees of approximately $1.8 million and restructuring of facilities of $1.2 million.

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach, using a discounted cash flow model, was used to determine the estimated fair values of the acquired intangible assets. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 22% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. Under this approach the Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for the following four intangible assets: product technology, customer relationships, royalties intangible and product development contract. The relief from royalties method was used for the core technology and Fraxel trade name intangibles with a royalty rate of 5% and 1%, respectively. The lost profits method (also referred to as the “with and without method”) was used for the non-compete agreement with a probability of competition rate of 10%. The Company utilized third-party market data (i.e. license agreements) to derive valuation assumptions used to fair value certain intangible assets, such as the Fraxel trade name and core technology.

Of the total original purchase price of approximately $90.6 million, approximately $41.1 million was allocated to amortizable intangible assets. Approximately $37.2 million of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to 12 years.

In conjunction with the acquisition of Reliant, we recorded an expense of approximately $9.1 million for acquired in-process research and development (“IPR&D”) during the quarter and year ended December 31, 2008, because feasibility of the acquired technology had not been established and no alternative future use exists. The IPR&D is related to the development of three new products. The three significant IPR&D projects at date of acquisition were as follows: Project A — a next generation dual wave-length Fraxel re:store system; Project B — a body shaping product; and Project C — a resurfacing product for the professional market being developed in a collaborative partnership. At the date of acquisition, it was estimated that Project A would be completed in 2009, Project B would be completed in 2010 and Project C would be completed in 2011. Project A was completed in September 2009 and FDA clearance was received in October 2009. Project B and C are currently in clinical investigations and commercialization is expected in 2011, at which time cash flows are expected to commence.

We used the income approach (excess earnings method) to determine the estimated fair values of the acquired IPR&D, which uses a discounted cash flow model, based on estimates of successful product development and commercialization to estimate future net cash flows resulting from projected revenues and related costs. These estimates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. We calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% to 23% discount rate for the related projects. The after tax cash flows are calculated by applying cost, expense, income tax and contributory asset charge assumptions to the IPR&D revenue streams.

The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by our competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

We allocated the residual value of approximately $48.2 million to goodwill at December 23, 2008, and adjusted this amount to $47.3 million during the year ended December 31, 2009 for adjustments to the valuation of inventory acquired, accrued restructuring, prepaid expenses, and adjustments of the acquisition consideration for a shortfall in Reliant’s closing working capital.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The factors that contributed to a premium on the purchase price that resulted in the recognition of goodwill were:

•	The expansion of our recurring revenue model allowing for increased treatment tip usage as well as expanding clinical applications for our physician customers.

•	Access to an expanded base of industry knowledge and expertise.

•	Opportunity to complement our existing products for the aesthetic market with a synergistic technology and new clinical treatment applications.

•	Expansion of our global presence thereby increasing our market penetration.

The Company performed a goodwill impairment test at the end of 2009 and as a result, no goodwill impairment was identified through December 31, 2009. The test was based on our single operating segment and reporting unit structure.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2009, 2008 and 2007 we derived 48%, 73% and 71% respectively, of our revenue from treatment tips and consumable sales, and 43%, 24% and 26% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping. During 2007, we launched four new procedures and associated treatment tips, including the premium STC tip for skin tightening and contouring, and the DC tip for deep contouring and body shaping. In March 2008, we introduced the cellulite tip. During 2009, we launched two new systems, the Thermage CPT and Fraxel re:store Dual.

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

We market our products in the United States to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally in over 100 countries through a network of independent distributors and direct sales force in certain countries. In the years ended December 31, 2009, 2008 and 2007 we derived 46%, 52% and 52%, respectively, of our revenue from sales of our products and services within the United States, and 54%, 48% and 48%, respectively, of our total sales outside of the United States. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Years Ended December 31,
	2009	2008	2007
United States	46%	52%	52%
Asia Pacific	25%	24%	21%
Europe/Middle East	23%	14%	17%
Rest of the world	6%	10%	10%

Total net revenue	100%	100%	100%

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

We introduced two new products during the second half of 2009, the commercial success of which will depend upon the acceptance of these products by physicians and their patients. As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customer demand.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those described below. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We believe that the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Product revenue is recognized when title and risk of ownership have been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, remaining obligations are insignificant and collectability is reasonably assured. Transfer of title and risk of ownership typically occur when the product is shipped to the customer. Revenue is recorded net of customer and distributor discounts. Revenue from the sale of extended service contracts for products beyond their warranty term is recognized on a straight-line basis over the period of the applicable extended contract. We also earn service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

Our system sales in the United States typically have post-sale obligations of installation and training. These obligations are fulfilled after product shipment. When we have objective and reliable evidence of fair value of the undelivered elements, we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise, we will defer all revenue until all elements are delivered.

We sell to end-users in the United States and primarily to distributors outside of the United States. Sales to end-users and distributors do not include return rights. We typically recognize revenues upon shipment for sales to our independent third party distributors as we have no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for our products. We do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributors to return or exchange products and the distributors are obligated to pay us for the sale regardless of whether the distributors are able to resell the product. For sales transactions with non-standard extended payment terms or when collectability is not reasonably assured, we recognize revenue upon receipt of cash payment.

Allowance for Doubtful Accounts

Accounts receivable are typically unsecured and derived from revenues earned from customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate appropriate allowances based upon any specific customer collection issues, our history of losses, economic conditions and age of customer balances. Our assessment of the ability of our customers to pay generally includes direct contact with the customer, a review of their financial status, as well as consideration of their payment history with us.

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We offered a three year warranty for Thermage systems sold in the United States, one year for Fraxel systems sold worldwide and a one year replacement parts warranty for systems sold to distributors outside of the United States through December 31, 2008. Beginning in January 1, 2009, we offered a one year warranty period for systems sold worldwide. We also provide a warranty for our consumable products.

Inventory Valuation

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company’s goodwill is not amortized but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. This impairment review involves a two-step process as follows:

Step 1 – The Company compares its fair value to the carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, the Company moves on to step 2. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. To date, the fair value of the Company has exceeded the carrying value and thus no goodwill impairment change has been recorded.

Step 2 – The Company performs an allocation of the fair value to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows the Company to derive an implied fair value of goodwill. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment change would be recognized for the excess.

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through December 31, 2009.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Litigation and Claims

From time to time, we are involved in litigation relating to claims arising from the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. We do not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company. Also, we do not record gain contingencies.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, such as tax benefits from our non-U.S. operations and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of revenue and expense for tax and financial statement purposes.

We record a valuation allowance to reduce our deferred tax assets to an amount that more-likely-than-not will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance for the deferred tax asset would be charged to income in the period such determination was made.

We believe we have provided adequate reserves for uncertain tax positions for anticipated audit adjustments by U.S. federal, state and local, as well as foreign tax authorities based on our estimate of whether, and the extent to which, additional taxes, interest and penalties may be due. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the accrued liabilities are no longer warranted. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Valuation of Share-Based Awards

Share-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants incorporates our historical volatility and volatility of similar public entities in the aesthetics market due to a lack of historical information regarding the volatility of our stock price. When establishing the expected term assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected.

Results of Operations

Years Ended December 31, 2009 and December 31, 2008

Net Revenue.    Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $98.8 million for the year ended December 31, 2009, an increase of $42.1 million, or 74%, compared to $56.7 million for the year ended December 31, 2008. This increase is primarily due to the contribution from Fraxel sales in 2009 resulting from the Reliant acquisition in December 2008. System sales for the year ended December 31, 2009 was $42.5 million, an increase of $29.0 million, or 213%, compared to $13.6 million for the same period in 2008. Sales of treatment tips and other consumables was $47.3 million, an increase of $5.9 million, or 14%, compared to $41.4 million for the same period in 2008. These increases were due to the contributions from Fraxel sales resulting from the Reliant acquisition and an increase in Thermage system upgrades during 2009, partially offset by a decrease in Thermage tip revenue.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 59% of revenue for the year ended December 31, 2009, compared with 73% of revenue for the same period in 2008. The decrease in gross margin as a percent of revenue for the year ended December 31, 2009 was primarily due to a $2.9 million fair value adjustment to cost of sales resulting from sales of inventory assumed in the Reliant acquisition, $2.8 million of amortization expense from intangible assets from the Reliant acquisition, a higher proportion of lower-margin system and system upgrade sales than higher-margin tip sales primarily resulting from the Reliant acquisition, unfavorable overhead absorption due to lower than planned production volume, and downward sales-pricing pressure caused by the continuing difficulties in the economy,

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses in the year ended December 31, 2009 was $38.9 million, an increase of $11.9 million, or 44%, compared to $27.0 million for the same period in 2008. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $5.7 million from the Reliant acquisition, an increase of $3.3 million in discretionary marketing expenses, an increase of $1.4 million in professional services, an increase of $0.8 million in supplies, telecommunication, depreciation and allocated information technology and facility expenses, and $0.7 million of amortization of intangibles acquired in the Reliant acquisition.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses in the year ended December 31, 2009 was $16.2 million, an increase of $6.7 million, or 71%, compared to $9.5 million for the same period in 2008. Compared to the same period of 2008, employee payroll and related expenses increased $2.8 million which was primarily attributable to the Reliant acquisition, clinical studies and other R&D project costs increased $1.4 million, professional services increased by $1.2 million, allocated information technology and facility expenses, and depreciation and amortization expenses were higher by $1.3 million, including $0.6 million of amortization of intangibles acquired from the Reliant acquisition.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses in the year ended December 31, 2009 was $14.7 million, an increase of $1.0 million, or 7%, compared with $13.7 million for the same period in 2008. The increase from the prior year period was due to an increase of $1.5 million in employee payroll and related expenses, and an increase of $0.9 million in professional fees primarily due to increased outside accounting, tax and legal fees; partially offset by $1.4 million in merger related expenses incurred in 2008. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. The $1.0 million in outside advisory fees incurred in the first quarter of 2008 in pursuing this acquisition did not recur in 2009.

Interest and Other Income.    Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $1.9 million, or 80%, from $2.3 million for the year ended December 31, 2008 to $0.5 million for the same period in 2009, due to lower average cash and investment balances following our use of cash in the Reliant acquisition.

Interest and Other Expense.    Interest and other expense consist primarily of interest expense resulting from borrowings on the margin account, line of credit and term loan during 2009, none of which existed in 2008. Interest and other expenses were $394,000 and $15,000 in the years ended December 31, 2009 and 2008, respectively.

Gain (Loss) on Investments.    During the year ended December 31, 2009, we realized $0.2 million in gains on investments that had either been sold or matured in our portfolio during the 2009. During 2008, we deemed certain declines in the fair market value of our “available-for-sale” marketable securities to be other than temporary and as a result, recorded a $1.1 million loss in the year ended December 31, 2008. Of the $1.1 million loss recorded during the year, approximately $0.9 million was related to a single security in our investment portfolio.

Provision (benefit) for Income Taxes.    There was an income tax provision of $14,000 and a tax benefit of $99,000 for the years ended December 31, 2008 and 2009, respectively. The provision for income taxes for the year ended December 31, 2008 primarily represented additions to AMT taxes and additions to reserves for uncertain tax positions, while the benefit for income taxes for the year ended December 31, 2009 primarily represented refunds of income taxes, partially offset by additions to reserves for uncertain tax positions. We did not recognize any tax benefits in relation to the loss before income taxes for the year ended December 31, 2009 as we maintained a full valuation allowance for deferred taxes.

Years Ended December 31, 2008 and December 31, 2007

Effect of acquisition of Reliant Technologies, Inc.    Our results of operations in the year ended December 31, 2008 included the effect of the acquisition of Reliant on December 23, 2008 and the results of operations of Reliant from December 23, 2008 to December 31, 2008.

Net Revenue.    Revenue is derived from the sales of systems, treatment tips and other consumables and service and other revenue. Net revenue was $56.7 million for the year ended December 31, 2008, a decrease of $6.4 million, or 10%, compared to $63.1 million for the same period in 2007. The decrease in sales in 2008 from 2007 was primarily due to a comparative weakening of global economic conditions, and tightening of the credit market that resulted in a slowdown of customer purchasing decisions during the second half of 2008. Sales of treatment tips and other consumables was $41.4 million for the year ended December 31, 2008, a decrease of $3.7 million, or 8%, compared to $45.1 million for the same period in 2007. The decrease in treatment tips and consumables revenue was due primarily to a decrease in units sold, partially offset by an increase in average selling price of tips, driven by sales of premium tips. Sales of premium tips such as the STC tip for skin tightening and contouring, the DC tip for deep contouring and body shaping and the CL tip for Cellulite represented approximately 63% of total sales of treatment tips and consumables during the year ended

December 31, 2008. System revenue was $13.6 million, a decrease of $2.7 million, or 17%, compared to $16.3 million for the same period in 2007. The decrease in systems revenue was primarily due to a decrease in units sold as a result of the factors above, which was partially offset by an increase in average selling price.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 73.4% in the year ended December 31, 2008, compared with 74.7% for the same period in 2007. During 2008, gross margins were favorably impacted by higher average selling price of treatment tips and higher sales mix towards the higher margin treatment tip products. These favorable variances, however, were offset by lower production volumes, provision for obsolete and excess inventories and loss on disposal of service inventories.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the year ended December 31, 2008 was $27.0 million, an increase of $0.8 million, or 3%, compared to $26.2 million for the same period in 2007. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $1.3 million, a result of our expansion of the U.S. sales force, $0.6 million in severance expenses related to our restructuring after the acquisition of Reliant, which was partially offset by lower discretionary marketing expenses of $0.8 million and lower stock-based compensation expenses of $0.3 million.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the year ended December 31, 2008 was $9.5 million, an increase of $0.4 million, or 4%, compared to $9.1 million for the same period in 2007. The increase was primarily related to increased headcount and related personnel and infrastructure expenses of $0.4 million; severance and write off of assets of $0.4 million, and higher spending on clinical studies and other R&D project costs of $0.1 million, which were partially offset by a decrease of $0.5 million in stock-based compensation charges.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, information technology costs, human resources costs and other general operating expenses. General and administrative expenses for the year ended December 31, 2008 was $13.7 million, an increase of $2.4 million, or 21%, compared to $11.3 million for the same period in 2007. During the first quarter of 2008, we reached an advanced stage of negotiations with a potential acquisition target and had performed significant due diligence on the project before negotiations were terminated. We incurred approximately $1.0 million in outside advisory fees pursuing this acquisition. The remaining increase from 2007 was due to an increase of $0.6 million in legal fees related to patent litigation and new patent filings and $0.5 million in professional fees associated with compliance, bad debt expenses of $0.1 million and severance expenses of $0.1 million.

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

Interest and Other Income.    Interest and other income consist primarily of interest income generated from our cash, cash equivalent and marketable investments. Interest and other income decreased $0.2 million, or 7%, to $2.3 million from $2.5 million for the years ended December 31, 2008 and 2007, respectively.

Loss on Investments.    During 2008, we deemed certain declines in the fair market value of our “available-for-sale” marketable securities to be other than temporary and as a result, recorded those losses in the results of operations. Of the $1.1 million loss recorded during the year, approximately $0.9 million was related to a single security in our investment portfolio.

Provision for Income Taxes.    Provision for income taxes for the year ended December 31, 2008 was $14,000, compared with $271,000 provision for income taxes in 2007. The provision for income taxes for both periods represented alternative minimum taxes and additions to ASC 740 reserves.

Stock-Based Compensation

For the years ended December 31, 2007 and 2008 and 2009, employee and non-employee stock-based compensation expense were allocated as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenue	$241	$190	$288
Sales and marketing	1,244	1,449	1,796
Research and development	273	385	903
General and administrative	1,486	1,655	1,811

Total stock-based compensation expense	$3,244	$3,679	$4,798

At December 31, 2009, the total compensation cost related to stock-based awards granted or modified to employees and directors but not yet recognized was approximately $4.3 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over the remaining weighted average period of approximately 3.4 years.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $1,000, $6,000 and $128,000 for the years ended December 31, 2009 and 2008 and 2007, respectively.

Liquidity and Capital Resources

On December 31, 2009, we had working capital of $14.5 million, which included $14.7 million of cash and cash equivalents.

In the fourth quarter of 2008, in anticipation of the acquisition of Reliant Technologies, Inc., we drew down on funds from a margin account with JP Morgan Chase, collateralized by our marketable investments. Pursuant to the terms of credit offered by JP Morgan Chase, we may borrow up to 75% of the market value of our investment account at an interest rate of the 30-day Libor rate plus 100 basis points. We had no marketable securities as of December 31, 2009, and accordingly, the margin account had a zero balance as of that date.

In March 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. At December 31, 2009, the outstanding balance on the revolving loan facility was $8,000,000. Borrowings under the revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the term loans accrue interest at an effective rate of 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loans are payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loans subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property. We were in compliance with these covenants as of December 31, 2009, except for maintaining the minimum liquidity ratio as required by the Loan Agreement. The Lender issued us a formal waiver of the liquidity covenant violation. We repaid all funds drawn from the revolving loan facility in January 2010.

In connection with the Loan and Security Agreement, the Company’s subsidiary, Reliant Technologies, LLC (“Reliant LLC”), entered into an Unconditional Guaranty, dated as of March 9, 2009 (the “Guaranty”), in favor of Lender, pursuant to which Reliant LLC guaranteed all of the obligations of the Company under the Loan Agreement, and a Security Agreement, dated as of March 9, 2009 (the “Security Agreement”), with Lender, pursuant to which Reliant LLC granted a security interest in substantially all of its personal property to collateralize its obligations under the Guaranty.

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

In January 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17.2 million. The net proceeds, after deducting offering expenses were approximately $15.9 million.

We believe that our current cash and cash equivalent balances and cash generated from operations, along with the credit facilities made available to us in 2009, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. Any future equity financing would result in substantial dilution to our stockholders. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Term loans	$3,058	$1,432	$1,626
Operating leases	$3,683	$1,114	$2,569

Total contractual obligations	$6,741	$2,546	$4,195

Cash Flows for the Years Ended December 31, 2009, December 31, 2008 and December 31, 2007

Net Cash Provided by (Used in) Operating Activities.    Net cash used in operating activities was $6.8 million in the year ended December 31, 2009, compared to net cash of $1.9 million used in operating activities in the prior year ended December 31, 2008. Net cash provided by operating activities was $5.9 million for the year ended December 31, 2007. During the year ended December 31, 2009, cash was used to fund an increase of $7.6 million in accounts receivable that was primarily due to increased revenue and a higher percentage of sales late in the period, a decrease of $2.5 million in accrued and other liabilities, a $1.4 million decrease in accounts payable, and a $0.7 million increase in prepaid expenses and other current assets. These were partially offset by cash used due to a decrease of $3.7 million in accrued restructuring, $2.9 million of cash provided by a decrease in inventory and $0.2 million net cash provided from net loss after adjusting for non-cash items. The decrease in inventory during 2009 was primarily due to sales during the period supplemented by tighter management of inventory purchases. During 2008, cash used for changes in assets and liabilities of $1.8 million was primarily from use of cash from a decrease in accrued and other liabilities of $5.3 million, increase in prepaid expenses and other current assets of $1.7 million and increase in inventories of $0.8 million. This use of cash was partially offset by cash provided from an increase in accrued restructuring of $3.5 million, a decrease in accounts receivable of $1.9 million and an increase in accounts payable of $0.6 million. The decrease in accrued and other liabilities was due to lower payroll and related expenses. The increase in accrued restructuring is primarily due to the termination of employees and restructuring of facilities related to the Reliant acquisition. The increase in prepaid expenses and other current assets was primarily due to an increase of prepaid income taxes and deferred tax assets and an increase in prepayment related to inventory purchases and other prepayments. The increase in inventories was primarily due to lower than anticipated sales in the fourth quarter of 2008. Lower accounts receivable balance was primarily due to a decrease in sales during the fourth quarter of 2008. During 2007, $9.0 million net cash was provided from net income after adjusting for non-cash items, which was offset by $3.1 million net cash used in assets and liabilities. Cash was used in the increase of accounts receivable and purchase of inventories in support of actual and anticipated increases in revenue. This was partially offset by cash provided from higher deferred revenue as a result of deferral of revenue on sales of our predecessor generators with rights to upgrade to the new Thermage NXT system.

Net Cash Used in Investing Activities.    Net cash provided by investing activities was $15.0 million for the year ended December 31, 2009. Net cash used in investing activities was $13.1 million and $39.5 million for the years ended December 31, 2008 and December 31, 2007, respectively. Our investing activities in 2009 consisted principally of sales and maturities related to our marketable securities of $18.0 million, partially offset by the purchases of property and equipment of $1.8 million and transaction cost payments, net of escrow settlement relating to the Reliant acquisition of $1.1 million. On December 23, 2008, we acquired Reliant Technologies, Inc. We used $25.4 million in cash to acquire the company and to pay transaction costs associated with the acquisition. We provided $5.0 million of debt financing to Reliant prior to the acquisition in accordance with the merger agreement, and also made net payments of $0.5 million of expenses on behalf of Reliant prior to the acquisition. Additionally, capital expenditure in 2008 was $1.6 million, an amount higher than prior years, primarily due to preparation of our facilities for the relocation of Reliant operations from their Mountain View headquarters to our Hayward facilities at the beginning of January 2009, as well as capital expenditures in IT equipment and software to facilitate the integration of the two companies. We used the proceeds from sale of marketable investments to partially fund our acquisition of Reliant. Our investing activities in 2007 consisted principally of property and equipment purchases and activities related to our marketable investments which began in the third quarter of 2007.

Net Cash Provided by Financing Activities.    Net cash used in financing activities was $1.0 million for the year ended December 31, 2009. Net cash provided by financing activities was $8.8 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively During 2009, we made net borrowings of $11.1 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $12.4 million on the margin account maintained with JP Morgan Chase related to our marketable investments. In addition there were proceeds from exercise of stock options and employee stock purchase of $0.4 million. In 2008, in addition to proceeds from exercise of stock options and employee stock purchase plans, cash was also provided by proceeds from a margin account collateralized by our marketable investments. We used cash to pay off several Reliant notes payable subsequent to the acquisition. In 2007, cash provided from financing activities was primarily from proceeds from exercise of stock options and employee stock purchase plans and collection of a note receivable from a stockholder, partially offset by payment of initial public offering costs

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

In December 2007, ASC 805, Business Combinations (“ASC 805”) was revised. This revision changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, ASC 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. The Company adopted ASC 805-20-35-3 on January 1, 2009 and will apply this new accounting standard for future business combinations.

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

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (“Topic 820”), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Currently, most of our sales and purchases are denominated in U.S. dollars, although, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Interest Rate Risk

Changes in interest rates will impact our interest sensitive credit agreement and accordingly may impact interest expense. We have determined that if interest rates were to instantaneously increase (decrease) by 100 basis points, there would be no material impact to interest expense over a year period.

Item 8.	Financial Statements and Supplementary Data

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

The following Financial Statement Schedule of the Registrant for the years ended December 31, 2009, 2008 and 2007 is filed as part of this Report as required to be included in Item 8 and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Page
Schedule II Valuation and Qualifying Accounts	102

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financials Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solta Medical, Inc.

We have audited the accompanying consolidated balance sheet of Solta Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2008 and 2007 were audited by other auditors whose report was dated March 30, 2009 on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2009 consolidated financial statements present fairly, in all material respects, the financial position of Solta Medical, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solta Medical, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Solta Medical, Inc. and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2009

Solta Medical, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of dollars, except share and per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,744	$7,556
Marketable investments	—	17,870
Accounts receivable, net of allowance for doubtful accounts in 2009 and 2008 of $397 and $217, respectively	12,381	5,119
Inventories	14,117	18,304
Prepaid expenses and other current assets	4,748	4,074

Total current assets	45,990	52,923
Property and equipment, net	5,613	6,841
Purchased intangible assets, net	36,799	40,999
Goodwill	47,289	48,158
Other assets	458	247

Total assets	$136,149	$149,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,065	$8,080
Accrued liabilities	10,961	11,085
Accrued restructuring	7	3,549
Current portion of deferred revenue	4,534	3,658
Short-term borrowings	9,432	12,399
Customer deposits	529	288

Total current liabilities	31,528	39,059
Deferred revenue, net of current portion	612	688
Term loan, net of current portion	1,626	—
Non-current tax liabilities	1,862	1,464
Other liabilities	284	133

Total liabilities	35,912	41,344

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at December 31, 2009 and 2008
Issued and outstanding: none at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at December 31, 2009 and 2008
Issued and outstanding: 48,077,028 and 47,758,823 shares at December 31, 2009 and 2008, respectively	48	48
Additional paid-in capital	169,283	165,680
Deferred stock-based compensation	—	(2)
Accumulated deficit	(69,094)	(57,902)

Total stockholders’ equity	100,237	107,824

Total liabilities and stockholders’ equity	$136,149	$149,168

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2009	2008	2007
Net revenue	$98,818	$56,681	$63,101
Cost of revenue	40,565	15,066	15,976

Gross margin	58,253	41,615	47,125

Operating expenses
Sales and marketing	38,931	27,001	26,195
Research and development	16,246	9,502	9,099
General and administrative	14,659	13,662	11,300
Acquired in-process research and development	—	9,060	—

Total operating expenses	69,836	59,225	46,594

Income (loss) from operations	(11,583)	(17,610)	531
Interest and other income	462	2,334	2,520
Interest and other expenses	(394)	(15)	—
Gain (loss) on investments	224	(1,088)	—

Income (loss) before income taxes	(11,291)	(16,379)	3,051
Provision (benefit) for income taxes	(99)	14	271

Net income (loss)	$(11,192)	$(16,393)	$2,780

Net income (loss) per share — basic and diluted:
Net income (loss) per share — basic	$(0.23)	$(0.67)	$0.12

Net income (loss) per share — diluted	$(0.23)	$(0.67)	$0.11

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	47,848,258	24,506,673	23,241,031

Diluted	47,848,258	24,506,673	24,884,458

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands of dollars, except share amounts)	Shares	Amount
Balances, December 31, 2006	22,906,851	$23	$93,418	$(6)	$(125)	$(44,189)	$—	$49,121
Exercise of stock options	475,230	1	689	—	—	—	—	690
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	59,999	—	738	—	—	—	—	738
Issuance of common stock under employee stock purchase plan	167,085	—	952	—	—	—	—	952
Charge to retained earnings upon adoption of certain tax law	—	—	—	—	—	(100)	—	(100)
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,658	—	—	—	—	3,658
Repurchase of unvested common stock	(3,750)	—	(15)	—	—	—	—	(15)
Collection of notes and interest receivable	—	—	—	—	125	—	—	125
Nonemployee stock compensation expense	—	—	128	—	—	—	—	128
Tax benefit from exercise of stock options	—	—	20	—	—	—	—	20
Components of comprehensive income:
Net income	—	—	—	—	—	2,780	—	2,780
Other comprehensive income	—	—	—	—	—	—	19	19

Total comprehensive income								2,799

Balances, December 31, 2007	23,605,415	24	99,588	(4)	—	(41,509)	19	58,118
Issuance of common stock for Reliant acquisition, net of issuance costs	23,599,762	24	61,383	—	—	—	—	61,407
Assumption of warrants upon Reliant acquisition	—	—	181	—	—	—	—	181
Exercise of stock options	391,551	—	536	—	—	—	—	536
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	5,005	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	157,090	—	323	—	—	—	—	323
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,663	—	—	—	—	3,663
Nonemployee stock compensation expense	—	—	6	—	—	—	—	6
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,393)	—	(16,393)
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)

Total comprehensive loss								(16,412)

Balances, December 31, 2008	47,758,823	48	165,680	(2)	—	(57,902)	—	107,824
Exercise of stock options	78,497	—	115	—	—	—	—	115
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	239,708	—	246	—	—	—	—	246
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,241	—	—	—	—	3,241
Nonemployee stock compensation expense	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	(11,192)	—	(11,192)

Balances, December 31, 2009	48,077,028	$48	$169,283	$—	$—	$(69,094)	$—	$100,237

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands of dollars)	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(11,192)	$(16,393)	$2,780
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,909	1,496	1,386
Amortization of premium (discount) on marketable investments	106	275	(55)
Realized loss (gain) on marketable securities	(224)	1,088	—
Write-off of acquired in-process research and development	—	9,060	—
Loss on disposal of property, plant and equipment	57	376	56
Stock-based compensation	3,244	3,679	4,798
Tax expense from stock option exercises	—	—	20
Provision for doubtful accounts	362	135	51
Provision for excess and obsolete inventory	961	233	9
Change in assets and liabilities
Accounts receivable	(7,624)	1,904	(1,575)
Inventories	2,852	(789)	(1,844)
Prepaid expenses and other current assets	(703)	(1,717)	(65)
Other assets	(211)	10	(39)
Accounts payable	(1,432)	587	(57)
Accrued and other liabilities	2,476	(5,293)	237
Accrued restructuring	(3,691)	3,549	—
Deferred revenue	800	(80)	278
Customer deposits	241	(24)	(44)
Deferred rent	224	53	(8)

Net cash provided by (used in) operating activities	(6,845)	(1,851)	5,928

Cash flows from investing activities
Acquisition of property and equipment	(1,832)	(1,582)	(903)
Payments for acquisition, net of cash acquired and escrow settlement	(1,139)	(25,388)	—
Pre-acquisition debt financing provided to Reliant	—	(5,000)	—
Pre-acquisition payment of expenses on behalf of Reliant, net	—	(548)	—
Purchase of marketable investments	—	(8,567)	(60,383)
Proceeds from sale of marketable investments	17,990	28,022	21,750

Net cash provided by (used in) investing activities	15,019	(13,063)	(39,536)

Cash flows from financing activities
Repayment of equipment leases	(6)	(1)	—
Repayment of loan agreement borrowings	(15,917)	(4,437)	—
Repayment of short-term margin account borrowings	(12,399)	(2,201)	—
Collection of notes receivable from stockholders	—	—	125
Proceeds from exercise of stock options	115	536	690
Repurchase of unvested common stock	—	—	(15)
Proceeds from employee stock purchase plan	246	323	952
Proceeds from loan agreement borrowings	26,975	14,600	—
Proceeds from IPO, net of capitalized IPO related costs	—	—	(409)

Net cash provided (used) by financing activities	(986)	8,820	1,343

Net increase (decrease) in cash and cash equivalents	7,188	(6,094)	(32,265)
Cash and cash equivalents at beginning of year	7,556	13,650	45,915

Cash and cash equivalents at end of year	$14,744	$7,556	$13,650

Supplemental disclosure of cash flow information
Cash paid for interest	$294	$15	$—
Cash paid for taxes	277	87	161
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	—	61,407	—
Assumption of warrants to purchase common stock upon acquisition	—	181	—
Interest on note receivable	—	335	—
Accounts payable and accrued liabilities related to property, plant and equipment purchases	109	584	92

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

In January 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses were approximately $15,911 (see note 14).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents and Marketable Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Marketable investments are carried at fair value and consist of corporate debt securities and certificates of deposits which are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets as “Marketable Investments”. Available-for-sale securities with maturities less than twelve months are classified as short term as they represent investments that are available for use in current operations.

Realized gains and losses on marketable investments are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on marketable investments classified as available-for -sale are excluded from earnings and reported in accumulated other comprehensive income, net of related tax effects, unless the unrealized holding losses are deemed to be other than temporary, in which case they are realized and included in earnings. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

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

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities and marketable investments are carried at fair value. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of the borrowings approximates their fair value. The carrying amounts of restricted cash, other liabilities and other assets approximate their fair values based upon their nature and size.

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

One customer accounted for approximately 16% of accounts receivable as of December 31, 2009 and another customer accounted for approximately 12% of accounts receivable as of December 31, 2008. No customers accounted for more than 10% of net revenues for the years ended December 31, 2009, 2008 and 2007.

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

Accounts Receivable

Accounts receivable are typically unsecured and derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate appropriate allowances based upon any specific customer collection issues, our history of losses, economic conditions and age of customer balances. Our assessment of the ability of our customers to pay generally includes direct contact with the customer, a review of their financial status, as well as consideration of their payment history with us.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of aesthetic energy devices to address aging skin. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States. The Chief Operating Decision Maker is the Chairman, President and Chief Executive Officer of the Company.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following table summarizes net revenue by product:

	Years Ended December 31,
	2009	2008	2007
Systems	$42,539	$13,573	$16,328
Tips and other consumables	47,293	41,402	45,087

Net revenue from products	89,832	54,975	61,415
Services and other	8,986	1,706	1,686

Total net revenue	$98,818	$56,681	$63,101

The following table summarizes net revenue by geographic region (based on the ship to address on the invoice):

	Years Ended December 31,
	2009	2008	2007
United States	$45,086	$29,741	$32,660
Asia Pacific	24,680	13,444	13,350
Europe/Middle East	23,020	8,026	10,875
Rest of the world	6,032	5,470	6,216

Total net revenue	$98,818	$56,681	$63,101

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

Step 1 — The Company compares its fair value to the carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, the Company moves on to step 2. If the fair value exceeds the

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

carrying value, no further work is performed and no impairment charge is necessary. To date, the fair value of the Company has exceeded the carrying value and thus no goodwill impairment change has been recorded.

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

No goodwill impairment was identified through December 31, 2009.

Valuation of Long-Lived Assets and Purchased Intangible Assets

The Company reviews long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2009, there have been no such impairments.

Acquired intangible assets with finite lives are amortized using the straight-line method over their useful lives ranging from two to twelve years. If the acquired intangible asset is not currently generating revenue, amortization is deferred until the acquired intangible asset begins to generate revenue.

Revenue Recognition

Product revenue is recognized when title and risk of ownership has been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, remaining obligations are insignificant and collectability is reasonably assured. Transfer of title and risk of ownership typically occurs when the product is shipped to the customer. Revenue is recorded net of customer and distributor discounts. For sales transactions with non-standard extended payment terms, or when collectability is not reasonably assured, the Company recognizes revenue upon receipt of cash payment.

The Company’s system sales in the United States typically have post-sale obligations of installation and training. These obligations are fulfilled after product shipment. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-shipment obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company will defer all revenue until all elements are delivered. Since the introduction of the Thermage NXT system in February 2007, the Company continued to sell Thermage TC systems to customers in countries where the Company has not yet obtained approval on the Thermage NXT system. Accordingly, the Company deferred the fair value of the customer’s right to upgrade to the Thermage NXT system until the earlier of final delivery or expiration of such rights. In 2009, such rights expired and the related revenue was recognized.

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

In conjunction with the Reliant acquisition, the Company assumed an agreement with an external party to collaborate regarding the joint development and the worldwide commercialization of devices and accessories that incorporate Fraxel technology. Under the terms of this arrangement, the external party will make advance quarterly payments for the costs incurred in performing activities under the arrangement. Approximately $3,000 of payments remained as of December 31, 2009, to be received by the Company over the next three quarters in 2010.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of revenue in the statements of operations.

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $420, $490 and $765 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statement recognition purposes, shall be applied to option awards granted, modified,

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

repurchased or cancelled after the required effective date. For options granted prior January 1, 2006, which the requisite service period has not been performed as of January 1, 2006, the Company will continue to recognize compensation expense on the remaining unvested awards under the intrinsic-value method. For options that were granted prior to January 1, 2006 and then modified after January 1, 2006, the Company will apply a fair-value based method to these option grants upon the date of modification. All option grants valued after January 1, 2006 will be expensed on a straight-line basis.

Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period, on a straight-line basis.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Net Income (Loss) Per Common Share

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

	Years Ended December 31,
	2009	2008	2007
Historical net income (loss) per share:
Numerator
Net income (loss)	$(11,192)	$(16,393)	$2,780

Denominator
Weighted-average common shares outstanding	47,848,258	24,506,673	23,244,000
Less: weighted-average unvested common shares subject to repurchase	—	—	(2,969)

Denominator for basic net income (loss) per share	47,848,258	24,506,673	23,241,031
Dilutive effect of potential common stock	—	—	1,640,458
Dilutive effect of common stock subject to repurchase	—	—	2,969

Denominator for diluted net income (loss) per share	47,848,258	24,506,673	24,884,458

Basic net income (loss) per share	$(0.23)	$(0.67)	$0.12

Diluted net income (loss) per share	$(0.23)	$(0.67)	$0.11

The following outstanding options, common stock subject to repurchase, warrants, restricted stock units and common stock issuable under the 2006 Employee Stock Purchase Plan were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended December 31,
	2009	2008	2007
Options to purchase common stock	6,763,252	5,174,124	1,494,691
Common stock subject to repurchase	—	—	—
Common stock warrants	316,327	344,105	—
Restricted stock units	132,108	170,652	—
Common stock issuable under Employee Stock Purchase Plan	—	89,628	—

Recent Accounting Pronouncements

In December 2007, ASC 805, Business Combinations (“ASC 805”) was revised. This revision changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Additionally, in February 2009, ASC 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. The Company adopted ASC 805-20-35-3 on January 1, 2009 and will apply this new accounting standard for future business combinations.

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

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

NOTE 3 — ACQUISITION OF RELIANT TECHNOLOGIES, INC.

On December 23, 2008, the Company acquired 100% of the common stock of Reliant Technologies, Inc. (“Reliant”), a privately held medical device company, for $25,000 in cash, 23.6 million shares of Solta Medical common stock and assumption of $9,438 of debt, including a $5,000 note payable to the Company. This

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

acquisition expands the market presence of the Company. Complementary product offerings allow the Company to cross-sell a more complete product line to physician and their patients through one of the largest direct U.S. sales forces in the industry and an expansive international distribution network.

The Company’s consolidated financial statements include the results of operations of Reliant from the date of acquisition through December 31, 2009. The purchase price is the total of $25,000 cash paid, $61,407 for 23.6 million shares issued at the $2.60 average closing share price over the period two days before to two days after the merger announcement date, $181 fair value of assumed warrants and $4,051 in direct transaction costs. During the year ended December 31, 2009, the Company reached an agreement and received from escrow approximately $1,200 for an adjustment of the acquisition consideration from a shortfall in Reliant’s closing working capital compared to the amount stipulated in the merger.

The original purchase price allocation adjustments primarily relate to adjustments to residual goodwill for changes in the valuation of inventory acquired, accrued restructuring, prepaid expenses, and an adjustment of the acquisition consideration for a shortfall in Reliant’s closing working capital. The following summarizes the purchase price allocation for the Reliant acquisition, adjusted through December 31, 2009:

Cash	$1,281
Accounts receivable	2,349
Inventory	11,262
Prepaid expenses and other assets	789
Property and equipment	3,103
Intangible assets:	—
Fraxel trade name	3,580
Customer relationships	4,810
Non-compete agreement	500
Core technology	18,420
Product technology	9,270
Product development contract	620
Future royalties contract	3,890
In-process research and development	9,060
Goodwill	47,289

Total assets acquired	116,223
Liabilities assumed:
Accounts payable	6,182
Accrued liabilities	5,517
Accrued restructuring	3,116
Other liabilities	294
Deferred revenue	2,281
Notes payable (including a $5,000 note payable owed to Thermage)	9,438

Total liabilities acquired	26,828

Net acquired assets	$89,395

The Company recorded an estimate for costs to terminate certain activities associated with the Reliant operations. The original restructuring accrual of $2,967 as of December 31, 2008 was principally related to the termination of 45 Reliant employees for $1,797 and restructuring of facilities of $1,170. As a result of payments and adjustment made during 2009, the restructuring accrual was $7 at December 31, 2009 (see note 4).

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach, using a discounted cash flow model, was used to determine the estimated fair values of the acquired intangible assets. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 22% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. Under this approach the Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for the following four intangible assets: product technology, customer relationships, royalties intangible and product development contract. The relief from royalties method was used for the core technology and Fraxel trade name intangibles with a royalty rate of 5% and 1%, respectively. The lost profits method (also referred to as the “with and without method”) was used for the non-compete agreement with a probability of competition rate of 10%. The Company utilized third-party market data (i.e. license agreements) to derive valuation assumptions used to fair value certain intangible assets, such as the Fraxel trade name and core technology.

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

The IPR&D is related to the development of three new products. The three significant IPR&D projects at date of acquisition were as follows: Project A — a next generation dual wave-length Fraxel re:store system; Project B — a body shaping product; and Project C — a resurfacing product for the professional market being developed in a collaborative partnership. At the date of acquisition, it was estimated that Project A would be completed in 2009, Project B would be completed in 2010 and Project C would be completed in 2011. Project A was completed in September 2009 and FDA clearance was received in October 2009. Project B and C are currently in clinical investigations and commercialization is expected in 2011, at which time cash flows are expected to commence.

The Company used the income approach (excess earnings method) to determine the estimated fair values of the acquired IPR&D, which uses a discounted cash flow model, based on estimates of successful product development and commercialization to estimate future net cash flows resulting from projected revenues and related costs. These estimates take into account the stages of completion and the risks surrounding successful development and commercialization of the underlying product candidates. The Company calculated the present value of the expected future cash flows attributable to the in-process technology using a 21% to 23% discount rate for the related projects. The after tax cash flows are calculated by applying cost, expense, income tax and contributory asset charge assumptions to the IPR&D revenue streams.

The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects includes development and technological difficulties, delays caused by legal actions brought by the

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these reasons, actual results may vary significantly from estimated results.

The Company allocated the residual value of $48,158 to goodwill at December 23, 2008, and adjusted this amount to $47,289 during the year ended December 31, 2009 for adjustments of the acquisition consideration for a shortfall in Reliant’s closing working capital and adjustments to the valuation of inventory acquired, accrued restructuring, prepaid expenses.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The factors that contributed to a premium on the purchase price that resulted in the recognition of goodwill were:

•	The expansion of the Company’s recurring revenue model allowing for increased treatment tip usage as well as expanding clinical applications for our physician customers.

•	Access to an expanded base of industry knowledge and expertise.

•	Opportunity to complement our existing products for the aesthetic market with a synergistic technology and new clinical treatment applications.

•	Expansion of our global presence thereby increasing our market penetration.

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

	Years ended December 31,
	2008	2007
Net revenue	$127,761	$133,247
Net loss	(24,142)	(22,515)
Net loss per share — basic	$(0.99)	$(0.48)
Net loss per share — diluted	$(0.99)	$(0.48)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 4 — BALANCE SHEET DETAIL

Cash, Cash Equivalent and Marketable Investments

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities held for use in current operations and are classified in current assets within “Marketable Investments”. Cash, cash equivalents and marketable investments as of December 31, 2009 and 2008 consisted of the following:

December 31, 2009	Amortized Cost
Checking and money market accounts	$14,744

Reported as:
Cash and cash equivalents	$14,744

December 31, 2008	Amortized Cost
Checking and money market accounts	$7,556
Corporate and Euro dollar bonds	7,291
Medium and short term notes	10,579

$25,426

Reported as:
Cash and cash equivalents	$7,556
Marketable investments	17,870

$25,426

The Company’s “available-for-sale” marketable securities amortized cost approximates fair market value at December 31, 2008. The Company deemed certain declines in the fair market value of its “available-for-sale” marketable securities as at December 31, 2008 to be other than temporary and as a result, recorded those losses in the results of operations. For the year ended December 31, 2008, the Company recorded a $1,088 loss on these marketable securities; this was primarily related to a single security in its investment portfolio. The Company recorded a $224 gain on marketable securities for the year ended December 31, 2009. The Company had no marketable securities as of December 31, 2009 as all these securities matured during 2009.

The Company has a margin account with JP Morgan Chase, related to its marketable investments. The margin account had a liability balance of $12,399 as of December 31, 2008 and a zero balance as of December 31, 2009. The liabilities were included in the accompanying consolidated financial statements as short-term borrowings. Pursuant to the terms of credit offered by JP Morgan Chase, the Company may borrow up to 75% of the market value of the Company’s investment account with JP Morgan Chase at an interest rate of the 30-day Libor rate plus 100 basis points (1.23% and 2.08% as of December 31, 2009 and December 31, 2008, respectively). Under the terms of the Customer Agreement signed with JP Morgan Chase, an event of default would occur if, among other things: (i) the Company does not pay any liability or perform any obligation to JP Morgan Chase by the time the Company is obligated to perform such obligation; (ii) the Company otherwise breaches, repudiates or defaults under the Customer Agreement or any other agreement it has with JP Morgan Chase; (iii) the Company commences a proceeding in bankruptcy or insolvency or one is commenced against the

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Company; (iv) any guarantor, co-signer or other party (a “Responsible Party”) liable for or providing security for the Company’s obligations to JP Morgan Chase defaults in its obligation to JP Morgan Chase or commences a proceeding in bankruptcy or insolvency or one is commenced against it; (v) an attachment is made against the Company’s or a Responsible Party’s account(s) with JP Morgan Chase; (vi) a receiver is appointed with respect to the Company, any of the Company’s assets or the assets of a Responsible Party; or (vii) an event, circumstance or condition occurs that, in JP Morgan Chase’s judgment, materially impairs the Company’s creditworthiness or the Company’s ability to timely perform its obligations. As of December 31, 2009, there were no borrowings against this margin account. In addition, there was no event of default through December 31, 2009.

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

Fair value hierarchy of the Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as follows at December 31, 2009:

	Fair Market Value	Fair Value Measurements at Reporting Date using Quoted Prices in Active Markets for Identical Assets (Level 1)
Money market funds	$193	$193

Fair value hierarchy of the Company’s cash equivalents and marketable investments are classified as follows at December 31, 2008:

		Fair Value Measurements at Reporting Date using
	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)
Money market funds	$3,750	$3,750	$—
Corporate and Euro dollar bonds	7,291	—	7,291
Medium and short term notes	10,579	—	10,579

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Inventories, Net

Inventories, net consist of the following:

	December 31,
	2009	2008
Raw materials	$4,705	$6,058
Work-in-process	556	423
Finished goods	8,856	11,823

	$14,117	$18,304

Property and equipment, net consists of the following:

	December 31,
	2009	2008
Leasehold improvements	$2,908	$2,832
Furniture and fixtures	1,258	1,238
Machinery and equipment	6,689	5,793
Software	1,516	1,334
Computers and equipment	2,304	2,307

	14,675	13,504
Less: Accumulated depreciation and amortization	(9,062)	(6,663)

	$5,613	$6,841

Depreciation and amortization expense related to property and equipment was $2,708, $1,405 and $1,386 for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008. The carrying amount and accumulated amortization expense of the acquired intangible assets at December 31, 2009 and 2008 were as follows:

December 31, 2009	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$(1,569)	$16,851
Product technology	7 years	9,270	(1,353)	7,917
Future royalties contract	10 years	3,890	—	3,890

		31,580	(2,922)	28,658
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(338)	282
Non-compete agreement	2 years	500	(255)	245
Fraxel trade name	10 years	3,580	(366)	3,214
Customer relationships	12 years	4,810	(410)	4,400

		9,510	(1,369)	8,141

Total intangible assets		$41,090	$(4,291)	$36,799

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

December 31, 2008	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	$(33)	$18,387
Product technology	7 years	9,270	(29)	9,241
Future royalties contract	10 years	3,890	—	3,890

		31,580	(62)	31,518
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(7)	613
Non-compete agreement	2 years	500	(5)	495
Fraxel trade name	10 years	3,580	(8)	3,572
Customer relationships	12 years	4,810	(9)	4,801

		9,510	(29)	9,481

Total intangible assets		$41,090	$(91)	$40,999

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the years ended December 31, 2009 and 2008, the Company recorded amortization expense in the amount of $2,860 and $62 to cost of revenue and $1,340 and $29 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of December 31, 2009, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2010	2,859	1,285	4,144
2011	2,859	759	3,618
2012	2,859	759	3,618
2013	2,859	759	3,618
2014	2,859	759	3,618
2015 and thereafter	14,363	3,820	18,183

	$28,658	$8,141	$36,799

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of period	$48,158	$—
Addition from acquisition	—	48,158
Valuation adjustments	375	—
Settlement from escrow account	(1,244)	—

Balance at end of period	$47,289	$48,158

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2009	2008
Payroll and related expenses	$3,794	$2,876
Royalties payable	1,277	1,082
Warranty	1,163	1,217
Professional fees	939	645
Accrued purchases	674	310
Accrued transaction costs	—	2,128
Other	3,114	2,827

	$10,961	$11,085

Accrued Restructuring

In addition to the restructuring accrual relating to the Reliant acquisition (see Note 3), the Company recorded further accruals for severance payments to 23 former Thermage employees at December 31, 2008. The costs associated with the termination of Thermage employees were recorded as a charge to the income statement for the year ended December 31, 2008. The accrued restructuring charges remaining at December 31, 2009 are expected to be paid in 2010. A summary of all restructuring activity is shown below:

	Severance	Facilities	Total
Balance at December 31, 2008	$2,379	$1,170	$3,549
Adjustments	47	148	195
Cash payments	(2,426)	(1,311)	(3,737)

Balance at December 31, 2009	$—	$7	$7

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Years Ended December 31,
	2009	2008
Balance at beginning of period	1,217	577
Additions from acquisition	—	722
Accruals for warranties issued during the period	1,287	280
Accruals related to pre-existing warranties
(including changes in estimates)	—	122
Settlements made during the period	(1,341)	(484)

Balance at end of period	$1,163	$1,217

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

	Years Ended December 31,
	2009	2008
Balance at beginning of period	$2,603	1,471
Additions from acquisition	—	1,367
Payments received	3,238	776
Revenue recognized	(3,401)	(1,011)

Balance at end of period	$2,440	$2,603

The Company incurred costs of $509, $402 and $446 under extended warranty contracts during the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. At December 31, 2009, $8,000 was outstanding on the revolving loan facility.

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

Aggregate annual principal payments due under the above term loans at December 31, 2009 are as follows:

Year Ending December 31,
2010	$1,432
2011	1,528
2012	98

3,058
Less: Current portion	(1,432)

Noncurrent portion	$1,626

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

The Loan Agreement contains restrictions that include, among others, restrictions that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains financial covenants requiring the Company to maintain a minimum liquidity ratio, a minimum tangible net worth, and, beginning with the quarter ending December 31, 2009, positive EBITDA. The Company was in compliance with these covenants as of December 31, 2009, except for maintaining the minimum liquidity ratio as required by the Loan Agreement. The Lender issued the Company a formal waiver of the liquidity covenant violation. The company repaid all funds drawn from the revolving loan facility in January 2010.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Facility Lease Commitments

The Company has a noncancelable operating lease on its current headquarters facility that expires in September 2013. Under the terms of the lease, the Company is responsible for its share of taxes, insurance and common area maintenance costs. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1,428, $1,344 and $815, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2009 are as follows:

Years Ending December 31,
2010	1,114
2011	1,122
2012	1,153
2013	294

$3,683

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company. Also, the Company does not record gain contingencies.

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Management believes that the United States Patent and Trademark Office will reaffirm the validity of the Company’s patents. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. Two of the Company’s Board of Directors are among the defendants named in the complaint, and one of the two is also the Company’s Chief Technology Officer. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows. We believe that we have meritorious defenses in this action and intend to defend the action vigorously.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

NOTE 8 — Stockholder’s Equity

Convertible Preferred Stock

The Company’s Board of Directors has authorized 10,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2009 and 2008, there were no shares issued or outstanding.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. At December 31, 2009 there were 48,077,028 share of common stock outstanding. Common stockholders are entitled to dividends as and when declared by the board of directors subject to the prior rights of the preferred stockholders.

2006 Employee Stock Purchase Plan

On August 2, 2006, the board of directors adopted the 2006 Employee Stock Purchase Plan (“ESPP”). A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2006 Employee Stock Purchase Plan, eligible employees are permitted to purchase common stock through payroll deduction at a price of 85% of the lower market value as of the beginning or the end of the six-month offering period. Shares of common stock will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 900,000 shares; (ii) 2.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or (iii) such other amount as may be determined by the board of directors. Each offering period starts on the first trading day on or after May 15 and November 15 of each year. The Company issued 239,708, 157,090 and 167,085 shares of common stock under this plan during the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, 1,516,362 shares remained available for future issuance. In addition, on January 1, 2010, the Company added 900,000 shares to the Plan.

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

Shares of common stock approved under the 2006 Equity Incentive Plan will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 1,800,000 shares; (ii) 3.5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the board of directors. On January 1, 2010, the Company added 1,682,695 shares to the 2006 Equity Incentive Plan.

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

During the years ended December 31, 2008 and 2007, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 170,652 and 110,175 shares of restricted stock units, respectively to certain employees. The value of the restricted stock award was based on the closing stock market price on the date of award. These restricted stock units vest between 3 months to 13 months. There were no restricted stock units approved or issued during the year ended December 31, 2009.

Activity for the year end December 31, 2009 under the 1997 Stock Option Plan and 2006 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2008	1,462,911	5,174,124	$3.62
Additional shares reserved	1,671,558	—	—
Options granted	(2,410,480)	2,410,480	1.19
Options exercised	—	(78,497)	1.47
Options repurchased or cancelled	742,855	(742,855)	3.01

Balance, December 31, 2009	1,466,844	6,763,252	$2.85

Information regarding stock options outstanding at December 31, 2009 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Terms (Years)	Aggregate Intrinsic Value
As of December 31, 2009
Options outstanding	6,763,252	$2.85	7.46	2,927
Options vested and expected to vest	6,442,349	2.87	7.40	2,745
Options vested	3,485,208	3.40	6.22	982

The following table summarizes additional information regarding outstanding and exercisable stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.45 - $0.70	111,823	4.12	$0.56	102,124	$0.55
$1.00 - $1.00	1,678,834	9.02	$1.00	356,520	$1.00
$1.10 - $1.39	1,070,137	8.32	$1.34	379,185	$1.29
$1.49 - 1.88	250,045	9.33	$1.53	33,016	$1.53
$1.90 - 1.90	1,281,978	4.46	$1.90	1,277,661	$1.90
$2.02 - $4.64	1,555,965	7.98	$3.88	724,319	$4.05
$5.78 - $11.00	814,470	6.68	$8.90	612,383	$9.05

$0.45 - $11.00	6,763,252	7.46	$2.85	3,485,208	$3.40

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Included in the above tables are non-employee stock options granted during the year ended December 31, 2008 for 7,500 shares of common stock. There were no non-employee stock options granted during December 31, 2009 or 2007. The Company had non-employee stock options outstanding for 5,000, 12,500 and 40,833 shares of common stock, respectively, at December 31, 2009, 2008 and 2007, at weighted average exercise prices of $0.45, $2.76 and $1.15 per share, respectively. The non-employee options outstanding have a weighted average remaining contractual term of 2.24 and 6.75 years and an aggregate intrinsic value of $8 and $0 at December 31, 2009 and 2008, respectively.

The number of outstanding options vested and exercisable at December 31, 2009 was 3,485,208 options with a weighted average exercise price of $3.40 per share.

Information regarding common stock warrants outstanding at December 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
As of December 31, 2009	316,327	$3.95	3.52

The Company assumed 316,327 of warrants to purchase common stock in the Company upon the acquisition of Reliant. The fair value of these warrants on the acquisition date was $181, determined using the Company’s stock price on December 23, 2008 of $1.49 and was calculated using a Black-Scholes valuation model with the following assumptions as of the acquisition date: remaining contractual life ranging from 3.66 years to 6.87 years, risk-free interest rate of 1.13% to 1.81%, expected volatility of 56% to 59% and no dividend yield.

Stock Option Repricing in 2006

During March 2006, the Company repriced certain stock option awards held by 116 of its employees. Under the terms of this repricing, the Company repriced employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, the employees who were previously granted certain stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, the Company repriced options to purchase 447,565 shares and options to purchase 1,523,035 unvested shares having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, the Company also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. The Company has accounted for the repricing and cancellation transactions as a modification and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. The Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repriced options, the Company recorded stock compensation expense of $496, $1,116 and $1,421 in the years ended December 31, 2009, 2008 and 2007, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Deferred Stock-based Compensation

During the years ended December 31, 2006 and 2005, the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. This deferred stock based compensation is amortized to expense on a straight-line basis over the period during which the Company’s options vest, generally four years. Amortization of deferred stock-based compensation was $2, $2 and $2 during the years ended December 31, 2009, 2008 and 2007, respectively.

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

In connection with the repricing of stock options during the year ended December 31, 2006, the Company eliminated its remaining deferred stock-based compensation amounts of $3,344 related to modified stock options.

Valuation of Options Granted to Non-employees

During the years ended December 31, 2008 and 2007, the Company issued options to non-employees. The Company did not issue any options to non-employees during the year ended December 31, 2009. The options generally vest ratably over four years. The values attributable to these options are amortized on a straight line basis over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The value of the stock options granted were revalued at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Risk-free interest rate	—	1.52%	4.29%
Expected volatility	—	53%	57%
Contractual life (years)	—	10	10

The weighted average estimate grant date fair values of the non-employee stock options was $2.74 and none per share for the years ended December 31, 2008 and 2007, respectively.

The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $1, $6 and $128 for the years ended December 31, 2009, 2008 and 2007, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Valuation of Awards Granted to Employees

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Risk-free interest rate	2.09%	2.30%	4.47%
Expected volatility	59%	54%	54%
Expected term (years)	4.58	4.23	4.18

The assumptions used to value ESPP shares during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Risk-free interest rate	1.44%	2.17%	4.63%
Expected volatility	72%	52%	50%
Expected term (years)	0.50	0.50	0.51

Total employee stock-based compensation expenses recorded during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Stock-based compensation expense:

Employee stock-based compensation expense	$2,877	$3,447	$3,327
Employee stock purchase plan	135	165	330
Restricted stock units	229	59	1,011

Total stock-based compensation expense	$3,241	$3,671	$4,668

During the years ended December 31, 2009, 2008 and 2007, the Company granted stock options to purchase an aggregate of 2,410,480, 2,741,600 and 1,111,600 shares of common stock with an estimated weighted-average grant-date fair value of $0.61, $1.40 and $4.07 per share, respectively. The total fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was $3,204, $5,276 and $5,744, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $48, $735 and $3,112, respectively. Net cash proceeds from the exercise of stock options were $115, $536 and $690 for the years ended December 31, 2009, 2008 and 2007, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Employee stock-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 was $3,241, $3,671 and $4,668, respectively. The expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2009 and 2008, the Company had $4,295 and $5,712, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a remaining weighted-average period of 3.4 and 2.6 years, respectively.

At December 31, 2009 and 2008, the unrecognized compensation cost related to ESPP shares was $95 and $39, respectively, which will be recognized using the straight-line attribution method over 0.4 years. The weighted average estimated fair values of each stock issuance under the ESPP for the years ended December 31, 2009, 2008 and 2007 was $0.63, $0.91 and $2.02 per share, respectively.

At December 31, 2009 and 2008, the unrecognized compensation cost related to restricted stock unit awards was $19 and $248, respectively, which will be recognized using the straight-line attribution method over 0.06 and 1.06 years. The weighted average estimated fair values of each restricted stock unit issuance for the year ended December 31, 2008 was $1.49 per share.

Stock-based compensation expense recorded related to options granted to employees and non-employees, Employee Stock Purchase Plan, restricted stock unit awards and amortization of deferred stock based compensation was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Years Ended December 31,
	2009	2008	2007
Cost of revenue	$241	$190	$288
Sales and marketing	1,244	1,449	1,796
Research and development	273	385	903
General and administrative	1,486	1,655	1,811

Total stock-based compensation expense	$3,244	$3,679	$4,798

NOTE 9 — COMPREHENSIVE INCOME (LOSS)

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

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	($11,192)	($16,393)	$2,780
Unrealized gain (loss) on marketable investments, net of tax	—	(19)	19

Comprehensive income (loss)	($11,192)	($16,412)	$2,799

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 10 — NOTES RECEIVABLE FROM STOCKHOLDERS

In September 2003, a director exercised common stock options to purchase 250,000 shares of restricted common stock at $0.45 per share. The options were originally granted during the year ended December 31, 2002. During 2003, the Company permitted the officer to exercise the option award with a full-recourse note bearing interest at 3.31% per annum. Principal and interest was due on September 22, 2012. In July 2006, the note holder resigned as a director from the Company. In August 2007, the note holder repaid the balance of the note in the amount of $112 plus accrued interest of $15.

NOTE 11 — INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Income (loss) subject to domestic income taxes only	$(11,197)	$(16,378)	$3,051
Income (loss) subject to foreign income taxes only	(28)	(1)	—

	$(11,225)	$(16,379)	$3,051

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(233)	$(15)	$171
State	119	29	100
Foreign	15	—	—

Total provision (benefit) for income taxes	$(99)	$14	$271

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Net operating loss carryforwards	$38,551	$37,622
Research and development and alternative minimum tax credits	3,131	3,419
Depreciation	402	312
Deferred revenue	835	1,095
Other	4,367	3,837

Total deferred tax assets	47,286	46,285
Intangible assets	(13,760)	(14,934)

	33,526	31,351
Less: valuation allowance	(33,526)	(31,351)

Net deferred tax asset	$—	$—

The Company revised its 2008 tax footnote to reduce its intangible asset deferred taxes by $3,489 related to the future tax impact of amortization of acquired in-process research and development which was not

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

properly recorded in the 2008 consolidated financial statements footnotes. This additional deferred tax liability is offset by a corresponding decrease in the valuation allowance, and is not material to the 2008 consolidated financial statements. The revision has no effect on the Company’s consolidated statement of operations, earnings per share, consolidated balance sheet, consolidated statement of cash flows, or consolidated statement of stockholder’s equity for any period presented.

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2009	2008	2007
Tax at federal statutory rate	(34.00)%	(34.00)%	34.00%
State, net of federal benefit	0.96%	0.21%	4.02%
Meals and entertainment	1.31%	0.64%	3.15%
Acquired In-Process R&D	—	18.80%	—
Other	0.22%	0.08%	5.34%
NOL Carryback	(1.85)%	—	—
Benefit for research and development credit	(0.84)%	(0.44)%	(10.31)%
Stock-based compensation	7.23%	6.30%	33.24%
Tax reserves	0.61%	0.18%	3.54%
Change in valuation allowance	25.48%	8.40%	(64.09)%

Provision for taxes	(0.88)%	0.17%	8.89%

Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against its net deferred tax asset at December 31, 2009 and 2008. The valuation allowance increased by $2,175, increased by $17,666 and decreased by $3,114 during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $102,100 and $71,600 for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2013 for state purposes.

As of December 31, 2009, the Company had research and development credit carryforwards of approximately $3,600 and $3,800 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2019. The California tax credit can be carried forward indefinitely.

The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

Uncertain Tax Positions

On January 1, 2007, the Company adopted the provisions of ASC paragraph 740-10-15-2A, Income Taxes. The provision specifies how tax benefits for uncertain tax positions are to be recognized, measured, and de-recognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

A reconciliation of the January 1, 2007 through December 31, 2009 amount of unrecognized tax benefits is as follows:

Beginning balance at January 1, 2007	$800
Increases (decreases of unrecognized tax benefits related to current year	210

Beginning balance at December 31, 2007	1,010
Increases (decreases) of unrecognized tax benefits taken in prior years	1,106
Increases (decreases of unrecognized tax benefits related to current year	553
Increases (decreases) of unrecognized tax benefits related to settlements	(28)

Beginning balance at December 31, 2008	2,641
Increases (decreases) of unrecognized tax benefits taken in prior years	(49)
Increases (decreases of unrecognized tax benefits related to current year	277

Ending balance at December 31, 2009	$2,869

At December 31, 2009, the Company had $2,869 of unrecognized tax benefits, of which, $310 would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months. The Company will recognize interests and penalties, when they occur, related to unrecognized tax benefits as a component of income taxes. Interest and penalties are insignificant at December 31, 2009.

The Company is subject to taxation in the U.S., various states and various foreign locations. Generally, with a few exceptions, the tax years 2005 to 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 12 — EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. The Company made no contributions under this plan for the years ended December 31, 2009, 2008 and 2007.

NOTE 13 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009, 2008 and 2007, the Company paid $75 each year to a member of its board of directors under the terms of a consulting agreement.

During 2008 prior to the acquisition, the Company provided $5,000 of debt financing to Reliant at an interest rate of 15% per annum, and also made net payments of $548 of expenses on behalf of Reliant.

NOTE 14 — SUBSEQUENT EVENTS

Securities Purchase Agreements

On January 7, 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses, were approximately $15,911.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase one-half of a share of common stock for an aggregate purchase price of $2.02 per unit which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The warrants have an exercise price of $2.121 per share, which represent a 5% premium over the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The warrants are exercisable commencing on the six-month anniversary of the closing and will expire five and half years from the date of issuance.

Acquisition of Aesthera Corporation

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company, for $4.75 million in shares of the Company’s common stock to Aesthera senior debt holders and $501,000 in cash to such holders, certain security holders and certain obligation holders of Aesthera, including advisors and severance recipients. The shares were valued at $1.95 per share. In connection with this transaction, the Company entered into a contingent consideration arrangement which requires payments of up to $10.75 million in shares of the Company’s common stock if certain criteria in relation to revenue recognized on the sale of Aesthera products and collection of certain Aesthera receivables are met during the one year period beginning April 1, 2010.

In addition, the Company entered into debt settlement arrangements with Aesthera debt holders pursuant to which such debt holders would receive consideration in exchange for cancellation and settlement of the outstanding debt.

NOTE 15 — SUPPLEMENTARY DATA — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2009:

	Quarters Ended
	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	Jun. 30, 2008	Mar. 31, 2008
Net revenue	$28,403	$17,753	$27,417	$25,245	$9,549	$13,020	$17,881	$16,231

Gross margin	17,433	10,442	16,640	13,738	6,145	9,811	13,786	11,873

Net income (loss)	(256)	(6,246)	85	(4,775)	(15,049)	(1,146)	2,039	(2,237)

Basic income (loss) per share	$(0.01)	$(0.13)	$0.00	$(0.10)	$(0.57)	$(0.05)	$0.09	$(0.09)

Diluted income (loss) per share	$(0.01)	$(0.13)	$0.00	$(0.10)	$(0.57)	$(0.05)	$0.08	$(0.09)

SCHEDULE II

SOLTA MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs, Recoveries and Adjustments	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2007	$31	$79	$28	$82
Year ended December 31, 2008	$82	$201	$66	$217
Year ended December 31, 2009	$217	$362	$182	$397
Valuation allowance for deferred tax assets
Year ended December 31, 2007	$16,799	$—	$3,114	$13,685
Year ended December 31, 2008	$13,685	$17,666	$—	$31,351
Year ended December 31, 2009	$31,351	$2,175	$—	$33,526

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Information required by this item is incorporated herein by reference to the Current Report on our Form 8-K dated April 30, 2009.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures my deteriorate.

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issue by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2009.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(3)	Exhibits

Exhibit Number	Description
2.1[4]	Agreement and Plan of Merger and Reorganization dated as of July 7, 2008 by and among the Registrant, Relay Acquisition Company, LLC and Reliant Technologies, Inc.
3.2[1]	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.3[6]	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.
3.4[1]	Bylaws of the Registrant as currently in effect.
4.1[1]	Specimen Common Stock certificate of the Registrant.
4.2[1]	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.
4.3[12]	Form of Registration Rights Agreement dated January 2010 by and among the Registrant and certain stockholders.
10.1[1]	Form of Indemnification Agreement for directors and executive officers.
10.2[1]	1997 Stock Option Plan.
10.3[1]	2006 Equity Incentive Plan.
10.4[1]	2006 Employee Stock Purchase Plan.
10.5[1]

Sublease Agreement dated September 7, 2004 by and between the Registrant and iAnywhere Solutions, Inc. for office space located at 25881 and 25901 Industrial Boulevard, Hayward, California and exhibits thereto.

10.6[1]	Development and Supply Agreement dated October 1, 1997 by and between the Registrant and Stellartech Research Corporation and the amendments thereto.
10.7[1]	Service Agreement dated January 14, 2003 by and between the Registrant and Stellartech Research Corporation.
10.8[1]	Patent License and Settlement Agreement dated June 3, 2005 by and between the Registrant and Syneron.
10.9[1]	Restated and Amended Consulting Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D. and the amendments thereto.
10.10[1]	Restated and Amended Intellectual Property Assignment and License Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D.
10.11[1]	Employment Agreement dated January 7, 2005 by and between the Registrant and Stephen J. Fanning.
10.12[1]	Severance Benefit Plan effective as of February 1, 2005.
10.14[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock Units under the 2006 Equity Incentive Plan.
10.15[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock under the 2006 Equity Incentive Plan.
10.16[2]	Form of Notice of Grant for, and Terms and Conditions of, Stock Options under the 2006 Equity Incentive Plan.

Exhibit Number	Description
10.17[3]	Employment Agreement dated November 5, 2007 by and between the Registrant and John F. Glenn.
10.24[5]	Form of Change of Control and Severance Agreement for Chief Executive Officer.
10.25[5]	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.
10.26[5]	Form of Change of Control and Severance Agreement for Vice Presidents.
10.27[9]	Customer Agreement between the Registrant and Bear Stearns, a division of J.P. Morgan Chase originally dated as of June 5, 2007.
10.28[7]	Loan and Security Agreement, dated as of March 9, 2009, by and between Registrant and Silicon Valley Bank.
10.29[7]	Unconditional Guaranty, dated as of March 9, 2009, by Reliant Technologies, LLC in favor of Silicon Valley Bank.
10.30[7]	Security Agreement, dated as of March 9, 2009, by and between Reliant Technologies LLC and Silicon Valley Bank.
10.31[8]	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 30, 2009.
10.32[11]	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 30, 2009.
16.1[10]	Letter regarding change in certifying accountants.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLC, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 107).
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.
[2]	Incorporated by reference from our Current Report on Form 8-K dated February 13, 2007.
[3]	Incorporated by reference from our Current Report on Form 8-K dated January 4, 2008.
[4]	Incorporated by reference from our Current Report on Form 8-K/A dated July 11, 2008.
[5]	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
[6]	Incorporated by reference from our Current Report on Form 8-K dated January 12, 2009.
[7]	Incorporated by reference from our Current Report on Form 8-K dated March 9, 2009.
[8]	Incorporated by reference from our Current Report on Form 8-K dated March 25, 2009.
[9]	Incorporated by reference from our Annual Report on Form 10-K dated March 31, 2009.
[10]	Incorporated by reference from our Current Report on Form 8-K dated April 30, 2009.
[11]	Incorporated by reference from our Current Report on Form 8-K dated June 30, 2009.
[12]	Incorporated by reference from our Current Report on Form 8-K dated January 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 22nd day of March 2010.

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

Signature	Title	Date

/s/ STEPHEN J. FANNING Stephen J. Fanning	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2010

/s/ JOHN F. GLENN John F. Glenn	Chief Financial Officer (Principal Accounting Officer)	March 22, 2010

/s/ HAROLD L. COVERT Harold L. Covert	Director	March 22, 2010

/s/ LEONARD DEBENEDICTUS Leonard DeBenedictus	Director	March 22, 2010

/s/ EDWARD W. KNOWLTON, MD Edward W. Knowlton, MD	Director	March 22, 2010

/s/ CATHY L. MCCARTHY Cathy L. McCarthy	Director	March 22, 2010

/s/ MARTI MORFITT Marti Morfitt	Director	March 22, 2010

/s/ MARK M. SIECZKAREK Mark M. Sieczkarek	Director	March 22, 2010

/s/ ERIC B. STANG Eric B. Stang	Director	March 22, 2010