Form 10-Q
period 2010-03-31
SOLTA MEDICAL INC
filed 2010-05-06
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, 59,368,168 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant”, “Fraxel” and “Isolaz” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$30,293	$14,744
Accounts receivable	11,805	12,381
Inventories	16,482	14,117
Prepaid expenses and other current assets	4,259	4,748

Total current assets	62,839	45,990
Property and equipment, net	5,369	5,613
Purchased intangible assets, net	39,390	36,799
Goodwill	48,710	47,289
Other assets	289	458

Total assets	$156,597	$136,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,534	$6,065
Accrued liabilities	12,666	10,968
Current portion of deferred revenue	4,528	4,534
Short-term borrowings	9,457	9,432
Customer deposits	482	529

Total current liabilities	32,667	31,528
Deferred revenue, net of current portion	757	612
Term loan, net of current portion	1,254	1,626
Non-current tax liabilities	1,872	1,862
Other liabilities	237	284

Total liabilities	36,787	35,912

Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 59,352,116 and 48,077,028 shares at March 31, 2010 and December 31, 2009, respectively.	59	48
Additional paid-in capital	190,778	169,283
Accumulated deficit	(71,027)	(69,094)

Total stockholders’ equity	119,810	100,237

Total liabilities and stockholders’ equity	$156,597	$136,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$25,935	$25,245
Cost of revenue	9,142	11,507

Gross margin	16,793	13,738

Operating expenses
Sales and marketing	9,888	10,475
Research and development	4,119	3,916
General and administrative	4,512	4,318

Total operating expenses	18,519	18,709

Loss from operations	(1,726)	(4,971)
Interest and other income	7	261
Interest and other expenses	(150)	(47)

Loss before income taxes	(1,869)	(4,757)
Provision for income taxes	64	18

Net loss	$(1,933)	$(4,775)

Net loss per share — basic and diluted:
Net loss per share — basic and diluted	$(0.03)	$(0.10)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	57,007,696	47,758,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,933)	$(4,775)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,766	1,776
Amortization of premium on marketable investments	—	50
Realized loss on marketable securities	—	(114)
Loss on disposal of property, plant and equipment	1	11
Stock-based compensation	702	789
Tax expense from stock option exercises	4	—
Provision for doubtful accounts	92	(91)
Provision for excess and obsolete inventory	111	(129)
Change in assets and liabilities:
Accounts receivable	1,275	(7,644)
Inventories	(858)	4,911
Prepaid expenses and other current assets	574	240
Other assets	204	30
Accounts payable	(978)	(2,023)
Accrued and other liabilities	(623)	1,490
Accrued restructuring	(7)	(2,178)
Deferred revenue	(163)	255
Customer deposits	(47)	75
Deferred rent	(20)	(7)

Net cash provided by (used in) operating activities	100	(7,334)

Cash flows from investing activities
Acquisition of property and equipment	(334)	(720)
Payments for acquisition, net of cash acquired	(232)	(288)
Proceeds from sale of marketable investments	—	9,790

Net cash provided by (used in) investing activities	(566)	8,782

Cash flows from financing activities
Repayment of equipment leases	(27)	(1)
Repayment of loan agreement and short-term margin account borrowings	(8,348)	(6,779)
Cash settlement of vested restricted stock units	(140)	—
Proceeds from exercise of stock options	343	—
Proceeds from loan agreement borrowings	8,000	6,750
Proceeds from equity financing	17,230	—
Payment of equity financing issuance costs	(1,043)	—

Net cash provided by (used in) by financing activities	16,015	(30)

Net increase in cash and cash equivalents	15,549	1,418
Cash and cash equivalents at beginning of period	14,744	7,556

Cash and cash equivalents at end of period	$30,293	$8,974

Supplemental disclosure of cash flow information
Cash paid for interest	$60	$45
Cash paid for taxes	1	76
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	4,750	—
Issuance of warrants in connection with equity financing	5,251	—
Accounts payable and accrued liabilities related to property, plant and equipment purchases	84	104
Accrued equity financing issuance costs	341	—
Contingent consideration accrued in connection with Aesthera acquisition	280	—
Issuance of common stock for vested restricted stock units	341	—

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form10-K.

Liquidity

In the year ended December 31, 2009, the Company incurred net cash outflows from operations. The Company entered into a term loan and revolving loan agreement in March 2009, which was subsequently amended later in the same month, in June 2009 and in March 2010. The agreement contains certain financial and non-financial covenants. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with such covenants, if revenue does not reach current expected results, if it fails to achieve sustained profitability or if unanticipated expenses or other uses of its cash arise. In order to meet its liquidity needs, the Company may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis or on terms acceptable to the Company, particularly in the short-term due to the current credit and equity market funding environments. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

In January 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses were approximately $15,846 (see note 9).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K filed on March 22, 2010, and have not changed since December 31, 2009.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of aesthetic energy devices. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States. The Chief Operating Decision Maker is the Chairman, President and Chief Executive Officer of the Company.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following table summarizes net revenue by product:

	Three Months Ended March 31,
	2010	2009
Systems	$9,767	$10,822
Tips and other consumables	14,161	12,135

Net revenue from products	23,928	22,957
Services and other	2,007	2,288

Total net revenue	$25,935	$25,245

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2010	2009
North America	$11,325	11,169
Asia Pacific	7,604	5,321
Europe/Middle East	5,728	7,139
Rest of the world	1,278	1,616

Total net revenue	$25,935	$25,245

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

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

	Three Months Ended March 31,
	2010	2009
Historical net loss per share:
Numerator:
Net loss	$(1,933)	$(4,775)

Denominator:
Weighted-average common shares outstanding	57,007,696	47,758,823

Basic and diluted net loss per share	$(0.03)	$(0.10)

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	7,893,570	6,649,868
Common stock warrants	4,581,179	344,105
Restricted stock units	926,450	170,652
Common stock issuable under Employee Stock Purchase Plan	123,775	74,224

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has yet to adopt this standard and has not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (“Topic 820”), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. The Company’s adoption of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — ACQUISITION OF AESTHERA CORPORATION

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company for consideration including $501 in cash and $4,750 of shares of the Company’s common stock. The number of common shares issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share of the Company’s common share during the five trading days proceeding the acquisition date.

In connection with this transaction, the Company entered into a contingent consideration arrangement which may require payments ranging from $0 to $10,750 in shares of the Company’s common stock if certain revenue milestones are achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables are collected. The fair value of the contingent consideration recognized on the acquisition date of $280 was estimated by applying a probability weighted discounted cash-flow approach.

The measurement of the contingent consideration is based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

As of March 31, 2010 there were no changes in the recognized amounts or range of outcomes for the contingent consideration initially recognized with the acquisition of Aesthera.

As a result of the acquisition, the Company expects to expand its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

During the three months ended March 31, 2010, the Company incurred $824 of acquisition-related costs. These expenses are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2010.

The Company’s condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through the quarter ended March 31, 2010.

The following summarizes the preliminary purchase price allocation of the Aesthera acquisition:

Cash	$269
Accounts receivable	791
Inventory	1,613
Prepaid expenses and other assets	85
Property and equipment	108
Intangible assets:
Isolaz trade name	300
Customer relationships	1,300
Core technology	2,100
Goodwill	1,421
Other long term assets	35

Total assets acquired	8,022
Liabilities assumed:
Accounts payable	422
Accrued liabilities	1,525
Deferred revenue	302
Other liabilities	242

Total liabilities acquired	2,491
Net acquired assets	$5,531

Of the total original purchase price of $5,531, $3,700 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 19% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for product technology and customer relationships. The relief from royalties method was used for the trade name intangibles with a royalty rate 1%.

The Company allocated the residual value of $1,421 to goodwill at February 26, 2010. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Aesthera. The goodwill is not expected to be deductible for tax purposes.

For the period from February 26 to March 31, 2010, revenue generated from sales of Aesthera products was $522. Net income associated with Aesthera products and operations cannot be determined given the integration of Aesthera operations within the Company.

Reliable information to provide pro forma financial disclosure on the Aesthera acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

NOTE 5 — BALANCE SHEET DETAIL

Cash and Cash Equivalents

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase to be cash equivalents.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. A fair value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its cash equivalents at fair value.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as such at March 31, 2010 and December 31, 2009.

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of the borrowings approximates their fair value. The carrying amounts of other assets and other liabilities approximate their fair values based upon their nature and size.

Inventories, Net

Inventories, net consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$5,795	$4,705
Work-in-process	$452	556
Finished goods	$10,235	8,856

	$16,482	$14,117

Intangible Assets

The carrying amount and accumulated amortization expense of the acquired intangible assets at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$20,520	($1,984)	$18,536
Product technology	7 years	9,270	(1,684)	7,586
Future royalties contract	10 years	3,890	—	3,890

		33,680	(3,668)	30,012
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(421)	199
Non-compete agreement	2 years	500	(318)	182
Trade Names	6 - 10 years	3,880	(460)	3,420
Customer relationships	5 - 12 years	6,110	(533)	5,577

		11,110	(1,732)	9,378

Total intangible assets		$44,790	($5,400)	$39,390

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

December 31, 2009	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	($1,569)	$16,851
Product technology	7 years	9,270	(1,353)	7,917
Future royalties contract	10 years	3,890	—	3,890

		31,580	(2,922)	28,658
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(338)	282
Non-compete agreement	2 years	500	(255)	245
Fraxel trade name	10 years	3,580	(366)	3,214
Customer relationships	12 years	4,810	(410)	4,400

		9,510	(1,369)	8,141

Total intangible assets		$41,090	($4,291)	$36,799

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three months ended March 31, 2010 and 2009, the Company recorded amortization expense in the amount of $747 and $715 to cost of revenue and $362 and $336 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of March 31, 2010, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2010	$2,404	$1,181	$3,585
2011	3,209	1,069	4,278
2012	3,209	1,069	4,278
2013	3,209	1,069	4,278
2014	3,209	1,069	4,278
2015 and thereafter	14,772	3,921	18,693

	$30,012	$9,378	$39,390

Goodwill

The changes in the carrying amount of goodwill are as follows:

	March 31, 2010	December 31, 2009
Balance at beginning of period	$47,289	48,158
Addition from acquisition	1,421	—
Valuation adjustments	—	375
Settlement from escrow account	—	(1,244)

Balance at end of period	$48,710	$47,289

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
Payroll and related expenses	$4,220	$3,794
Royalties payable	1,210	1,277
Warranty	1,293	1,163
Professional fees	1,335	939
Accrued purchases	526	674
Other	4,082	3,121

	$12,666	$10,968

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Three Months ended
	March 31,
	2010	2009
Balance at beginning of period	$1,163	$1,217
Additions from acquisition	240	—
Accruals for warranties issued during the period	610	154
Settlements made during the period	(720)	(284)

Balance at end of period	$1,293	$1,087

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

	Three Months ended March 31,
	2010	2009
Balance at beginning of period	$2,440	$2,603
Additions from acquisition	302	—
Payments received	446	398
Revenue recognized	(964)	(720)

Balance at end of period	$2,224	$2,281

The Company incurred costs of $245 and $165 under extended warranty contracts during the three months ended March 31, 2010 and March 31, 2009, respectively.

NOTE 7 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

second amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. At March 31, 2010, $8,000 was outstanding on the revolving loan facility and $2,710 was outstanding on the secured term loan.

Borrowings under the original revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus 1.00%, subject to a minimum per annum rate of 5.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until March 8, 2012, at which time the revolving loan facility matures and all outstanding amounts under the revolving loan facility must be repaid. In the event the Company elects to terminate the revolving loan facility on or before the maturity date, the Company is required to pay a fee in the amount of $60.

Borrowings under the secured term loan facility accrue interest at a per annum rate equal or greater of (i) 4.44% or (ii) the three-year U.S. treasury note yield on the funding date plus 3.00%. Terms loans under such facility may be borrowed until March 31, 2011 and such loans will be repaid in 33 equal monthly payments of principal and interest, but no later than December 31, 2013. The Company may prepay all but not less than all amounts loaned under such facility and in connection with such prepayment, the Company is required to pay a fee equal to 2.00% of the principal amount prepaid. On the earlier of the maturity date or the date the term loan facility is prepaid, the Company is required to make a final payment equal to 3.5% of the aggregate principal amount of all loans made under such facility.

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

The Loan Agreement contains restrictions that include, among others, restrictions that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. As of March 31, 2010, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of March 31, 2010. The company repaid all funds drawn from the revolving loan facility in April 2010.

NOTE 8 — CONTINGENCIES

Litigation Matters

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

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. Management believes that the Company has meritorious defenses in this action and intends to defend the action vigorously. On June 20, 2007, the Company filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s Accent XL and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company is asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Management believes that the United States Patent and Trademark Office will reaffirm the validity of the Company’s patents. Management does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

NOTE 9 — STOCKHOLDER’S EQUITY

On January 7, 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses, were approximately $15,846.

The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase one-half of a share of common stock for an aggregate purchase price of $2.02 per unit which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The warrants have an exercise price of $2.121 per share, which represent a 5% premium over the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The holders have the right to net exercise any outstanding warrants for shares of the Company’s common stock. The warrants are exercisable commencing on the six-month anniversary of the closing and will expire five and half years from the date of issuance.

The fair value of the warrants at the issuance date was estimated using the Black-Scholes model using the following assumptions: dividend yield of 0%, risk-free interest rate of 2.57%, expected volatility of 65.5%, and contractual life of 5.5 years. The estimated fair value of the warrants was $5,251 on the date of issuance and was recorded within stockholder’s equity.

NOTE 10 — COMPREHENSIVE LOSS

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented are as follows:

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(1,933)	$(4,775)
Unrealized loss on marketable investments, net of tax	—	(50)

Comprehensive loss	$(1,933)	$(4,825)

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

	Three Months ended
	March 31,
	2010	2009
Stock-based compensation expense:
Employee stock-based compensation expense	$562	$708
Employee stock purchase plan	58	23
Restricted stock units	82	58

Total stock-based compensation expense	$702	$789

	Three Months ended
	March 31,
	2010	2009
Cost of revenue	$74	$53
Sales and marketing	215	343
Research and development	45	20
General and administrative	368	373

Total stock-based compensation expense	$702	$789

During the three months ended March 31, 2010 and 2009, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 918,950 and 0 shares of restricted stock units to certain employees, respectively. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in the first quarter of 2010, 731,000 of the awards vest over three years if certain corporate performance-based milestones are achieved and as of March 31, 2010, the Company determined that it was probable that these performance milestones are achievable. The remaining 187,950 restricted stock units granted in the first quarter of 2010 vest over three years.

In addition, the Company also awarded 7,500 shares of restricted stock units to a non-employee during the three months ended March 31, 2010. No restricted stock units were awarded in the first three months of 2009 to non-employees. The values attributable to these units are amortized on a straight line basis over the three month service period and the unvested portion of these units will be revalued on June 15, 2010 based on the closing stock market price. The Company believes that the fair value of the units is more reliably measurable than the fair value of the services received.

NOTE 12 — SUBSEQUENT EVENTS

Through the acquisition of Reliant Technologies, Inc. in December 2008, the Company has an exclusive, royalty bearing, worldwide license, with the right to sub-license, with Massachusetts General Hospital (“MGH”) to patent applications relating to some of the technology used in the Fraxel laser systems. This license, ongoing royalty obligations and all rights thereunder will terminate on December 31, 2010, provided however that MGH has granted a non-assert provision that applies to all of our products in the professional marketplace.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7 “Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 22, 2010.

Overview

We design, develop, manufacture and market aesthetic energy devices to address aging skin. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytides. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytides, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytides for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and hand piece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite. Our patented and FDA-cleared systems use radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted eleven 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair hand pieces in July 2008, which deliver ablative and incisional treatments for surgical applications. In October 2009, we received FDA clearance to market the Fraxel DUAL system, which consists of 1550nm and 1927nm wavelength lasers. As of March 31, 2010, we had a global installed base of over 6,500 systems.

The acquisition of Aesthera Corporation has added intense pulsed light devices to our product portfolio. In April 2005, Aesthera received FDA clearance to market its first IPL system for the treatment of benign vascular and pigmented lesions, and permanent hair reduction. In September 2006, the Aesthera PPx System received FDA clearance for the treatment of benign vascular and pigmented lesions, permanent hair reduction, and the additional indication of treatment of mild to moderate acne. The Isolaz system received FDA clearance in January 2009 for the treatment of benign vascular and pigmented lesions, permanent hair reduction, and mild to moderate acne.

Net revenue for the three months ended March 31, 2010 increased 3% or $0.7 million, to $25.9 million, from $25.2 million in the same period in 2009, mainly from higher tip revenue, an increase in upgrade sales and the contributions from Aesthera products under the Isolaz brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become both Fraxel and Thermage customers.

Acquisition of Aesthera Corporation

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company for consideration including $501 in cash and $4,750 of shares of the Company’s common stock. The number of common shares issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share of the Company’s common share during the five trading days proceeding the acquisition date.

In connection with this transaction, the Company entered into a contingent consideration arrangement which may require payments ranging from $0 to $10,750 in shares of the Company’s common stock if certain revenue milestones are achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables are collected. The fair value of the contingent consideration recognized on the acquisition date of $280 was estimated by applying a probability weighted discounted cash-flow approach.

The measurement of the contingent consideration is based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

As of March 31, 2010 there were no changes in the recognized amounts or range of outcomes for the contingent consideration initially recognized with the acquisition of Aesthera.

As a result of the acquisition, the Company expects to expand its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

During the three months ended March 31, 2010, the Company incurred $824 of acquisition-related costs. These expenses are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2010.

The Company’s condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through the quarter ended March 31, 2010.

Of the total original purchase price of $5,531, $3,700 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 19% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for product technology and customer relationships. The relief from royalties method was used for the trade name intangibles with a royalty rate 1%.

The Company allocated the residual value of $1,421 to goodwill at February 26, 2010. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Aesthera. The goodwill is not expected to be deductible for tax purposes.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2009 and 2008, and the three months ended March 31, 2010 and 2009, we derived 48%, 73%, 52% and 48% respectively, of our revenue from treatment tips and consumable sales, and 43%, 24%, 38% and 43% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping. In the third quarter of 2009, we launched two new systems, the Thermage CPT and Fraxel re:store Dual.

With the acquisition of Reliant and Aesthera, we have seen sales of treatment tips and consumables decrease as a percentage of Solta revenue versus system sales, and revenue derived from sales of products and services within North America decreased as a percentage of total Solta revenue. During the second quarter of 2009, we announced the termination of the upgrade program for our first generation Thermage and Fraxel systems to the then-current versions of these systems. As a result, we experienced a high volume of system upgrade sales, which contributed to the increase in the proportion of revenue from system sales.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and direct sales force in certain countries. In the years ended December 31, 2009 and 2008, and the three months ended March 31, 2010 and 2009, we derived 46%, 52%, 44% and 44%, respectively, of our revenue from sales of our products and services within North America, and 54%, 48%, 56% and 56%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended
	March 31,
	2010	2009
North America	44%	44%
Asia Pacific	29%	21%
Europe/Middle East	22%	28%
Rest of the world	5%	6%

Total net revenue	100%	100%

We continue to believe our bifurcated sales force will serve us well. With the acquisition of Reliant and Aesthera, we have one of the largest direct North American sales forces in the industry, with about half of the sales force focusing on existing customers and sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts.

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

Significant Industry Factors

The growth of our business relies on current economic conditions and their impact on the growth of the industry, our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $25.9 million for the three months ended March 31, 2010, an increase of $0.7 million, or 3%, compared to $25.2 million for the three months ended March 31, 2009. This slight increase in net revenue is primarily due to an increase in tip revenue, an increase in upgrade sales and the contributions from Isolaz products and services, partially offset by a decline in system sales during the first quarter of 2010 due to the weak global economic conditions and tight credit markets, which resulted in a slowdown in customer purchase decisions. System sales for the three months ended March 31, 2010 was $9.8 million, a decrease of $1.0 million, or 10%, compared to $10.8 million for the same period in 2009. Sales of treatment tips and other consumables was $14.2 million, an increase of $2.0 million, or 17%, compared to $12.1 million for the same period in 2009.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 65% of revenue for the three months ended March 31, 2010, compared with 54% of revenue for the same period in 2009. The increase in gross margin as a percent of revenue for the first quarter in 2010 when compared to the prior year period was primarily due to a higher proportion of higher-margin tip sales, partially offset by a higher proportion of lower margin system upgrade sales.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended March 31, 2010 was $9.9 million, a decrease of $0.6 million, or 6%, compared to $10.5 million for the same period in 2009. The decrease was primarily attributable to a decrease of $0.4 million in discretionary marketing expenses, a decrease of $0.3 in employee payroll and related personnel and travel and entertainment expenses; partially offset by an increase of $0.1 million in professional services.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended March 31, 2010 was $4.1 million, an increase of $0.2 million, or 5%, compared to $3.9 million for the same period in 2009. The increase was mainly due to increased professional services of $0.4 million and increased headcount and related personnel expenses of $0.1 million, partially offset by a decrease of $0.3 million in clinical studies and other R&D project costs.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended March 31, 2010 was $4.5 million, an increase of $0.2 million, or 5%, compared with $4.3 million for the same period in 2009. The increase from the same period in the prior year was primarily due to an increase of $0.8 million in acquisition related expenses incurred from the acquisition of Aesthera Corporation in February 2010, partially offset by a decrease of $0.6 in reoccurring professional fees mainly due to a decrease in outside accounting, tax and legal fees.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $0.3 million, or 97%, from $0.3 million for the three months ended March 31, 2009 to $7,000 for the same period in 2010, which is due to lower average investment balances since all the Company’s marketable securities matured in 2009.

Interest and Other Expense. Interest and other expense consist primarily of interest expense resulting from borrowings on the margin account, line of credit and term loans. Interest and other expenses were $150,000 and $47,000 in the three months ended March 31, 2010 and 2009, respectively. The increase is primarily due to the fact that the line of credit and term loans were entered into at the end of March 2009, therefore the first quarter in 2009 did not include the interest expense from these loans. In addition, we recorded a $54,000 foreign exchange loss and a $8,000 foreign exchange gain for the three month periods ended March 31, 2010 and 2009, respectively, due to expanded international operations.

Provision (benefit) for Income Taxes. There was an income tax provision of $64,000 and $18,000 for the three months ended March 31, 2010 and 2009, respectively. The provision for income taxes for both periods primarily represented additions to AMT taxes and additions to reserves for uncertain tax positions. We did not recognize any tax benefits in relation to the loss before income taxes for the three months ended March 31, 2010 as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three months ended March 31, 2010 and 2009, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended
	March 31,
	2010	2009
Cost of revenue	$74	$53
Sales and marketing	215	343
Research and development	45	20
General and administrative	368	373

Total stock-based compensation expense	$702	$789

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. For a detailed explanation of the adjustments made to comparable GAAP measures, the reasons why management uses these measures, the usefulness of these matters and the material limitation of these measures, see items (1) – (5) below.

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2010	2009
Gross Margin:
GAAP Gross margin	$16,793	$13,738
Amortization and other non-cash acquisition-related charges (1)	860	2,976
Stock-based compensation (4)	74	53

Non-GAAP gross margin	$17,727	$16,767

Non-GAAP gross margin as % of sales	68%	66%

Operating Income (loss):
GAAP loss from operations	($1,726)	($4,971)
Amortization and other non-cash acquisition-related charges (1)	1,221	3,292
Severance expenses (2)	—	118
Acquisition-related expenses (3)	824	—
Stock-based compensation (4)	702	789

Non-GAAP income (loss) from operations	$1,021	($772)
Depreciation expenses (5)	656	725

Non-GAAP EBITDA	$1,677	($47)

Net Income (loss):
GAAP net loss	($1,933)	($4,775)
Amortization and other non-cash acquisition-related charges (1)	1,221	3,292
Severance expenses (2)	—	118
Acquisition-related expenses (3)	824	—
Stock-based compensation (4)	702	789

Non-GAAP net income (loss)	$814	($576)

Net income (loss) per share:
GAAP basic net loss per share	($0.03)	($0.10)
Amortization and other non-cash acquisition-related charges (1)	$0.02	$0.07
Severance expenses per share (2)	—	$0.00
Acquisition-related expenses per share (3)	$0.01	—
Stock-based compensation per share (4)	$0.01	$0.02

Non-GAAP basic net income (loss) per share	$0.01	($0.01)

Non-GAAP diluted net income (loss) per share	$0.01	($0.01)

GAAP weighted average shares outstanding used in calculating basic net loss per share	57,007,696	47,758,823

GAAP weighted average shares outstanding used in calculating diluted net loss per share	57,007,696	47,758,823
Adjustments for dilutive potential common stock	1,407,199	—

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	58,414,895	47,758,823

The Non-GAAP financial measures are non-GAAP gross margin, non-GAAP gross margin as a % of sales, non-GAAP operating income (loss), non-GAAP EBITDA, non-GAAP net income (loss) and non-GAAP net income (loss) per share, which adjust for the following items: amortization of acquired intangibles and other non-cash acquisition-related charges, severance expenses, acquisition-related expenses and stock-based compensation expense. We believe that the presentation of these non-GAAP financial measures is useful for investors, and as such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such changes when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(2)	Severance expenses include acquisition related severance expenses and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock –based compensation expenses on our operating results.

(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

Liquidity and Capital Resources

On March 31, 2010, we had working capital of $30.2 million, which included $30.3 million of cash and cash equivalents.

In January 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17.2 million. The net proceeds, after deducting offering expenses were approximately $15.8 million.

In March 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. At March 31, 2010, the outstanding balance on the revolving loan facility was $8.0 million. Borrowings under the original revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the additional revolving loan facility accrue interest at a per annum rate equal or greater of (i) 4.44% or (ii) the three-year U.S. treasury note yield on the funding date plus 3.00%. Borrowings under the term loans accrue interest at an effective rate of 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loans are payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loans subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property. We were in compliance with these covenants as of March 31, 2010. We repaid all funds drawn from the revolving loan facility in April 2010.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with the credit facilities, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with such covenants or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may become reliant on additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. Any future equity financing would result in dilution to our stockholders. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Provided by (Used in) Operating Activities. Net cash provided from operating activities was $0.1 million in the three months ended March 31, 2010, compared to net cash of $7.3 million used in operating activities in the three months ended March 31, 2009. During the first quarter of 2010, cash was provided by a decrease of $1.3 million in accounts receivable, a $0.6 million decrease in prepaid expenses and other current assets and $0.6 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by $0.9 million of cash used from an increase in inventory, a $1.0 million decrease in accounts payable and a $0.6 million decrease in accrued and other liabilities. During the first quarter of 2009, $2.5 million of net cash was used in net loss after adjusting for non-cash items. An additional $4.8 million of net cash was used in changes in asset and liabilities, which was primarily from $7.6 million of increased accounts receivable, $2.2 million in payments for restructuring charges and $2.0 million in decreased accounts payable, partially offset by $4.9 million of net cash provided as a result of a decrease in inventory and a $1.5 million increase in accrued and other liabilities.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $0.6 million for three months ended March 31, 2010 compared with $8.8 million cash provided by investing activities during the same period in 2009. Net cash of $0.3 was used for payments to acquire property and equipment and $0.2 million was used for the acquisition of Aesthera Corporation, net of cash received in the first three months of 2010. Net cash of $9.8 million was provided by the sale or maturities of our marketable investments in the first three months of 2009, partially offset by $ 0.7 million of payments for acquisition of property and equipment and $0.3 million of payments of transaction costs relating to the Reliant acquisition.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $16.0 million in the three months ended March 31, 2010 compared with $30,000 of net cash used in financing activities in the three months ended March 31, 2009. During the first three months of 2010, we completed a private placement offering which resulted in net proceeds of $16.2 million in cash and we also received $0.3 in proceeds from exercise of stock options, offset by net payments of $0.3 million on our term loans and $0.1 to settle tax obligations on behalf of our employees for the issuance of restricted stock units. During the first quarter of 2009, we drew down $6.8 million as a term loan and line of credit from Silicon Valley Bank, and repaid $6.8 million on the margin account maintained with JP Morgan Chase related to our marketable investments.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (“Topic 820”), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. The Company’s adoption of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Risks Related to Our Business

We are in a difficult economic period, and the uncertainty in the economy has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for Thermage, Fraxel or our recently acquired Isolaz procedures, practitioner demand for our Thermage, Fraxel or our recently acquired Isolaz systems could drop, resulting in unfavorable operating results.

Recent distress in the financial markets has had an adverse impact on our business. The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a Thermage, Fraxel or Isolaz procedure is driven by consumer demand. Most procedures performed using our Thermage, Fraxel and our recently acquired Isolaz systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate.

If the current situation continues or deteriorates further, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking Thermage, Fraxel or our recently acquired Isolaz procedures.

We are totally dependent upon the success of our Thermage, Fraxel and our recently acquired Isolaz systems, which have a limited commercial history. If our products fail to achieve sufficient market acceptance, our business will suffer.

We expect that sales of our Thermage, Fraxel and our recently acquired Isolaz systems, including our treatment tips, will account for substantially all of our revenue for the foreseeable future. We expect to continue to expand our line of systems and treatment tips. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our Thermage, Fraxel and our recently acquired Isolaz systems may not significantly penetrate current or new markets. If demand for our Thermage, Fraxel and our recently acquired Isolaz systems does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

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

Our success depends on growing physician adoption of our Thermage, Fraxel and our recently acquired Isolaz systems and continued use of our treatment tips.

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our systems and products depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our Thermage, Fraxel and our recently acquired Isolaz systems and continued purchases by our customers of our treatment tips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. In addition, the lack of credit available to physicians to finance the purchase of Thermage, Fraxel and our recently acquired Isolaz systems may also impact the adoption of these systems. We must be able to demonstrate that the cost of our Thermage, Fraxel and our recently acquired Isolaz systems and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive or minimally invasive aesthetic procedures. If we are unable to increase physician adoption of our Thermage, Fraxel and our recently acquired Isolaz systems and use of our treatment tips, our financial performance will be adversely affected.

We may not be able to achieve or sustain profitability even if we are able to generate significant revenue.

We incurred a loss of $11.2 million in the year ended December 31, 2009 and a loss of $1.9 million for the three months ended March 31, 2010. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from the Thermage, Fraxel and Isolaz procedures could impair our financial performance.

Our future success depends upon patients having a positive experience with the Thermage, Fraxel and Isolaz procedures in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage, Fraxel and Isolaz procedures if they find them to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedure side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having a Thermage. Fraxel and Isolaz procedure or discourage a patient from having additional procedures or referring Thermage and Fraxel procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from a Thermage, Fraxel and Isolaz procedure are subjective and may be subtle. A Thermage, Fraxel and Isolaz treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

The conditions of our secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.

Our secured term loan contains certain financial covenants which require us to maintain a certain liquidity ration and specified levels of EBITDA (as defined in the loan agreement) each fiscal quarter. We are also subject to restrictive covenants, including among others covenants that restrict our ability to incur additional indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers or acquisitions, and to pay dividends. The loan agreement generally provides for customary events of default, including among others non-payment defaults, covenant defaults, and a default in the event a material adverse change occurs. There is no assurance that we will be able to comply with our financial covenants. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of all obligations under the loan agreement and an obligation to repay all obligations in full and such event of default could result in an increase to the applicable interest rate of 5.00%. Any acceleration in the repayment of our indebtedness could adversely affect our business.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2010, we had 80 issued U.S. patents, 77 pending U.S. patent applications, 52 issued foreign patents and 76 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Performing clinical studies on, and collecting data from, the Thermage, Fraxel or Isolaz procedures is inherently subjective, and we have limited data regarding the efficacy of our systems. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of our Thermage, Fraxel and Isolaz systems. Clinical studies of aesthetic treatments are subject to a number of limitations. First, these studies do not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is the most common method of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive or minimally invasive energy-based devices, the effect of the Thermage, Fraxel and Isloaz procedures vary from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

We have not conducted any head-to-head clinical studies that compare results from treatment with our systems to surgery or treatment with other aesthetic devices. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase our Thermage, Fraxel and Isolaz systems. If we decide to pursue additional studies in the future, they could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, our Thermage, Fraxel and Isolaz systems may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

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

The U.S. government has recently enacted healthcare reform and is currently considering and may in the future consider healthcare policies and proposals intended to curb rising costs, including those that could significantly affect both private and public reimbursement for healthcare services. State and local governments, as well as a number of foreign governments, are also considering or have adopted similar types of policies. Such policies and proposals include changes that would change the dynamics of the health care industry, including having the federal or one or more state governments assume a larger role in the health care system such as competing with private health insurers, imposing new taxes on health insurers, or restructuring of the Medicare or Medicaid programs. We are unable to predict the ongoing uncertainty about these matters and the effect they will have on the purchasing decisions of our customers.

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

Negative publicity regarding our Thermage, Fraxel, Isolaz or future procedures could harm demand, which would adversely affect sales and our financial performance.

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

Our reputation and competitive position may be harmed not only by negative media exposure, but also by other publicly-available information suggesting that our procedures are not safe. For example, we file reports with the FDA that are publicly available on the FDA’s website if our product may have caused or contributed to a serious injury or malfunctioned in a way that would likely cause or contribute to a serious injury if it were to recur. Competitors may attempt to harm our reputation by pointing to isolated injuries that have been reported or publicized, or by claiming that their product is superior because they have not filed as many reports with the FDA. Such negative publicity and competitor behavior could harm our reputation and our future sales.

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

Even though we require training for users of Thermage, Fraxel and Isolaz systems and do not sell our systems to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

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

Our Thermage, Fraxel and our recently acquired Isolaz systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can take significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for various indications for our Thermage and Fraxel systems. In addition, 510(k) clearance has been obtained for various indications of our recently acquired Isolaz systems. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our product.

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

We may be unable to obtain or maintain international regulatory certifications or approvals for our current or future products and indications, which could harm our business.

Sales of our products outside the United States are subject to international regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain licenses, registrations or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such licenses, registrations or approvals may significantly differ from FDA requirements. In markets were we sell through distributors, we primarily rely upon distributors to obtain all regulatory licenses, registrations and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such licenses, registrations and approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining regulatory licenses, registrations and approvals, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary licenses, registrations or approvals to market our products outside the United States, or if they fail to receive those licenses, registrations or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the marketing of products outside the United States, we must comply with and be certified to the ISO 13485: 2003-2007 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003-2007 certification may adversely impact or prevent the marketing of our products internationally.

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

On January 8, 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,842 shares of common stock with an exercise price of $2.121 per share. The sale of securities resulted in aggregate gross proceeds of approximately $17.2 million. The net proceeds, after deducting offering expenses, were approximately $15.8 million.

The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws. We believe that each of the purchasers qualifies as an “accredited investor” (as defined by Rule 501(a) under the Securities Act).

As part of the transaction, we agreed to register for resale under the Securities Act all of the shares of Common Stock issued in the offering, as well as shares of Common Stock issuable upon exercise of the warrants. We filed a Registration Statement on Form S-3 (File No. 333-164594) with the SEC on January 29, 2010 that was declared effective by the SEC on February 8, 2010.

Proceeds from the private placement are expected to be used for general corporate and working capital purposes, as well as to opportunistically pursue strategic initiatives.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1[2]	Agreement and Plan of Merger dated as of February 22, 2010 by and among Solta Medical, Inc., Apollo ATC Merger Corp., Aesthera Corporation and Dana Mead as Holder Representative.

4.1[1]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of January 8, 2010.

4.2[1]	Form of Warrant to Purchase Common Stock.

4.3[2]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of February 22, 2010.

4.4[2]	Lock-Up Agreement by and among Solta Medical, Inc. and certain investors, dated February 22, 2010.

10.1[1]	Form of Securities Purchase Agreement dated as of January 7, 2010.

10.2[3]	Third Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated March 31, 2010.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
[2]	Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-165618) filed with the Securities and Exchange Commission on March 22, 2010, as amended.
[3]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: May 6, 2010	/s/ STEPHEN J. FANNING
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	/s/ JOHN F. GLENN
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1[2]	Agreement and Plan of Merger dated as of February 22, 2010 by and among Solta Medical, Inc., Apollo ATC Merger Corp., Aesthera Corporation and Dana Mead as Holder Representative.

4.1[1]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of January 8, 2010.

4.2[1]	Form of Warrant to Purchase Common Stock.

4.3[2]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of February 22, 2010.

4.4[2]	Lock-Up Agreement by and among Solta Medical, Inc. and certain investors, dated February 22, 2010.

10.1[1]	Form of Securities Purchase Agreement dated as of January 7, 2010.

10.2[3]	Third Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated March 31, 2010.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
[2]	Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-165618) filed with the Securities and Exchange Commission on March 22, 2010, as amended.
[3]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2010.