Form 10-Q
period 2010-06-30
SOLTA MEDICAL INC
filed 2010-08-04
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 59,518,888 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant”, “Fraxel” and “Isolaz” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$36,978	$14,744
Accounts receivable	10,971	12,381
Inventories	13,448	14,117
Prepaid expenses and other current assets	3,925	4,748

Total current assets	65,322	45,990
Property and equipment, net	5,973	5,613
Purchased intangible assets, net	38,180	36,799
Goodwill	48,710	47,289
Other assets	267	458

Total assets	$158,452	$136,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,596	$6,065
Accrued liabilities	12,191	10,968
Current portion of deferred revenue	3,788	4,534
Short-term borrowings	9,480	9,432
Customer deposits	514	529

Total current liabilities	32,569	31,528
Deferred revenue, net of current portion	662	612
Term loan, net of current portion	874	1,626
Non-current tax liabilities	1,901	1,862
Other liabilities	217	284

Total liabilities	36,223	35,912

Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 59,514,034 and 48,077,028 shares at June 30, 2010 and December 31, 2009, respectively.	60	48
Additional paid-in capital	191,687	169,283
Accumulated deficit	(69,518)	(69,094)

Total stockholders’ equity	122,229	100,237

Total liabilities and stockholders’ equity	$158,452	$136,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$30,080	$27,417	$56,015	$52,662
Cost of revenue	11,358	10,777	20,500	22,284

Gross margin	18,722	16,640	35,515	30,378

Operating expenses
Sales and marketing	11,429	9,038	21,317	19,513
Research and development	4,276	3,949	8,395	7,865
General and administrative	3,228	3,452	7,712	7,770
Litigation settlement gain	(2,241)	—	(2,213)	—

Total operating expenses	16,692	16,439	35,211	35,148

Income (loss) from operations	2,030	201	304	(4,770)
Interest and other income	15	41	22	302
Interest and other expenses	(289)	(104)	(439)	(151)

Income (loss) before income taxes	1,756	138	(113)	(4,619)
Provision for income taxes	247	53	311	71

Net income (loss)	$1,509	$85	$(424)	$(4,690)

Net income (loss) per share:
Basic	$0.03	$0.00	$(0.01)	$(0.10)

Diluted	$0.02	$0.00	$(0.01)	$(0.10)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	59,437,038	47,806,228	58,229,078	47,782,656

Diluted	61,530,085	47,920,161	58,229,078	47,782,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(424)	$(4,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,717	3,495
Amortization of premium on marketable investments	—	89
Realized gain on marketable investments	—	(67)
Loss on disposal of property, plant and equipment	3	12
Stock-based compensation	1,320	1,653
Tax expense from stock option exercises	10	—
Provision for doubtful accounts	190	104
Provision for excess and obsolete inventory	413	113
Change in assets and liabilities:
Accounts receivable	2,010	(8,322)
Inventories	1,330	6,514
Prepaid expenses and other current assets	908	27
Other assets	226	(19)
Accounts payable	(50)	(2,550)
Accrued and other liabilities	(882)	(1,448)
Deferred revenue	(998)	477
Customer deposits	(15)	58

Net cash provided by (used in) operating activities	7,758	(4,554)

Cash flows from investing activities
Acquisition of property and equipment	(895)	(990)
Payments for acquisition, net of cash acquired	(232)	(883)
Sales and maturities of marketable investments	—	13,490

Net cash provided by (used in) investing activities	(1,127)	11,617

Cash flows from financing activities
Repayment of equipment leases	(27)	(3)
Repayment of loan agreement and short-term margin account borrowings	(16,706)	(13,072)
Cash settlement of vested restricted stock units	(140)	—
Proceeds from exercise of stock options	450	3
Proceeds from employee stock purchase plan	231	93
Proceeds from loan agreement borrowings	16,000	12,975
Proceeds from equity financing	17,230	—
Payment of equity financing issuance costs	(1,435)	—

Net cash provided by (used in) by financing activities	15,603	(4)

Net increase in cash and cash equivalents	22,234	7,059
Cash and cash equivalents at beginning of period	14,744	7,556

Cash and cash equivalents at end of period	$36,978	$14,615

Supplemental disclosure of cash flow information
Cash paid for interest	$118	$124
Cash paid for taxes	6	161
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	4,750	—
Issuance of warrants in connection with equity financing	5,251	—
Accounts payable and accrued liabilities related to property and equipment purchases	326	235
Contingent consideration accrued in connection with Aesthera acquisition	157	—
Issuance of common stock for vested restricted stock units	359	—

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future year.

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

In January 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses were approximately $15,795 (see note 9).

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following table summarizes net revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Systems	$13,350	$11,580	$23,130	$22,402
Tips and other consumables	14,396	13,313	28,543	25,449

Net revenue from products	27,746	24,893	51,673	47,851
Services and other	2,334	2,524	4,342	4,811

Total net revenue	$30,080	$27,417	$56,015	$52,662

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
North America	$14,465	12,939	$25,962	24,108
Asia Pacific	9,651	7,007	17,256	12,312
Europe/Middle East	4,824	6,668	10,552	13,807
Rest of the world	1,140	803	2,245	2,435

Total net revenue	$30,080	$27,417	$56,015	$52,662

NOTE 2 — NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Historical net income (loss) per share:
Numerator:
Net income (loss)	$1,509	$85	$(424)	$(4,690)

Denominator:
Weighted-average common shares outstanding used in calculating basic net income (loss) per share	59,437,038	47,806,228	58,229,078	47,782,656

Dilutive potential common shares used in calculated diluted net income per share	2,093,047	113,933	—	—

Weighted-average common shares outstanding used in calculating diluted net income (loss) per share	61,530,085	47,920,161	58,229,078	47,782,656

Basic net income (loss) per share	$0.03	$0.00	$(0.01)	$(0.10)

Diluted net income (loss) per share	$0.02	$0.00	$(0.01)	$(0.10)

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	3,783,618	6,478,088	7,832,979	6,748,361
Common stock warrants	—	344,105	4,581,179	344,105
Restricted stock units	—	—	—	170,652
Common stock issuable under Employee Stock Purchase Plan	117,565	161,665	117,565	161,665

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company has yet to adopt this standard and has not determined the impact that this update may have on its financial statements.

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

NOTE 4 — ACQUISITION OF AESTHERA CORPORATION

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company for consideration including $501 in cash and $4,750 of shares of the Company’s common stock. The number of common shares issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share of the Company’s common stock during the five trading days proceeding the acquisition date.

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

As of June 30, 2010 the fair value of the contingent consideration has been reduced to $157 to reflect the Company’s updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $123 gain was recognized in general and administrative expense in the Company’s consolidated statement of operations during the three months ended June 30, 2010.

As a result of the acquisition, the Company expects to expand its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

During the three and six months ended June 30, 2010, the Company incurred $139 and $964 of acquisition-related costs, respectively. These expenses are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2010.

The Company’s condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through June 30, 2010.

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

The Company allocated the residual value of $1,421 to goodwill. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Aesthera. The goodwill is not expected to be deductible for tax purposes.

For the three months ended June 30, 2010 and for the period from February 26 to June 30, 2010, revenue from the sales of Aesthera products was $1,623 and $2,145, respectively. Net income associated with Aesthera products and operations cannot be determined given the integration of Aesthera operations within the Company.

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

On a recurring basis, the Company measures its cash equivalents at fair value. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A fair value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as such at June 30, 2010 and December 31, 2009.

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

Inventories, Net

Inventories, net consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$4,560	$4,705
Work-in-process	663	556
Finished goods	8,225	8,856

	$13,448	$14,117

Intangible Assets

The carrying amount and accumulated amortization expense of the acquired intangible assets at June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$20,520	($2,453)	$18,067
Product technology	7 years	9,270	(2,015)	7,255
Future royalties contract	10 years	3,890	—	3,890

		33,680	(4,468)	29,212
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(503)	117
Non-compete agreement	2 years	500	(380)	120
Trade Names	6 - 10 years	3,880	(562)	3,318
Customer relationships	5 - 12 years	6,110	(697)	5,413

		11,110	(2,142)	8,968

Total intangible assets		$44,790	($6,610)	$38,180

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

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and six months ended June 30, 2010, the Company recorded amortization expense in the amount of $799 and $1,546 to cost of revenue and $411 and $773 to operating expenses, respectively, and during the three and six months ended June 30, 2009, the Company recorded amortization expense in the amount of $715 and $1,430 to cost of revenue and $335 and $670 to operating expenses, respectively

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of June 30, 2010, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2010	$1,605	$771	$2,376
2011	3,209	1,069	4,278
2012	3,209	1,069	4,278
2013	3,209	1,069	4,278
2014	3,209	1,069	4,278
2015 and thereafter	14,771	3,921	18,692

	$29,212	$8,968	$38,180

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

Goodwill

The changes in the carrying amount of goodwill are as follows:

	June 30,	December 31,
	2010	2009
Balance at beginning of period	$47,289	$48,158
Addition from acquisition	1,421	—
Valuation adjustments	—	375
Settlement from escrow account	—	(1,244)

Balance at end of period	$48,710	$47,289

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Payroll and related expenses	$4,825	$3,794
Royalties payable	336	1,277
Warranty	1,425	1,163
Professional fees	781	939
Accrued purchases	383	674
Other	4,441	3,121

	$12,191	$10,968

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$1,163	$1,217
Additions from acquisition	240	—
Accruals for warranties issued during the period	1,326	519
Settlements made during the period	(1,304)	(802)

Balance at end of period	$1,425	$934

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

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$2,440	$2,603
Additions from acquisition	302	—
Payments received	1,593	1,787
Revenue recognized	(1,981)	(1,585)

Balance at end of period	$2,354	$2,805

The Company incurred costs of $241 and $486 under extended warranty contracts during the three and six months ended June 30, 2010, respectively, and costs of $138 and $303 during the three and six months ended June 30, 2009, respectively.

NOTE 7 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. At June 30, 2010, $8,000 was outstanding on the revolving loan facility and $2,354 was outstanding on the secured term loan.

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

The Loan Agreement contains restrictions that include, among others, restrictions that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. As of June 30, 2010, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of June 30, 2010. The Company repaid all funds drawn from the revolving loan facility in July 2010.

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

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, the Company reached an agreement in principle to settle the matter. The Court stayed discovery until November 1, 2010 so that preliminary agreement of a class settlement could be submitted and a fairness hearing held to determine whether final approval of the settlement would be appropriate. If the process does not result in approval of a settlement, then we anticipate that the parties will engage in discovery. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows. We believe that we have meritorious defenses in this action and intend to defend the action vigorously.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The plaintiff seeks monetary damages, a portion of which we believe are within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the parties are awaiting the trial court’s setting of a trial date, which we expect to be in the spring of 2011. We do not believe the final disposition of this action will have a material adverse effect on our operating results, financial condition or future cash flows. We believe that we have meritorious defenses in this action and intend to continue to defend the action vigorously.

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY

On January 7, 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses, were approximately $15,795.

The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase one-half of a share of common stock for an aggregate purchase price of $2.02 per unit which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The warrants have an exercise price of $2.121 per share, which represents a 5% premium over the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The holders have the right to net exercise any outstanding warrants for shares of the Company's common stock. The warrants are exercisable commencing on the six-month anniversary of the closing and will expire five and a half years from the date of issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,509	$85	$(424)	$(4,690)
Unrealized gain on marketable investments, net of tax	—	211	—	161

Comprehensive income (loss)	$1,509	$296	$(424)	$(4,529)

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

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense:
Employee stock-based compensation expense	$568	$771	$1,130	$1,479
Employee stock purchase plan	52	36	110	59
Restricted stock units	(2)	57	80	115

Total stock-based compensation expense	$618	$864	$1,320	$1,653

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Cost of revenue	$68	$61	$142	$114
Sales and marketing	183	335	398	678
Research and development	85	87	130	107
General and administrative	282	381	650	754

Total stock-based compensation expense	$618	$864	$1,320	$1,653

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

During the six months ended June 30, 2010 and 2009, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 918,950 and 0 shares of restricted stock units to certain employees, respectively. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in the first six months of 2010, 731,000 of the awards vest over three years if certain corporate performance-based milestones are achieved and as of March 31, 2010, the Company believed that it was probable that these performance milestones were achievable. However, as of June 30, 2010 and further review by management of these milestones, the Company determined that it was not probable that these performance milestones are achievable. As a result, stock based compensation expense was not recognized for these awards in the quarter ended June 30, 2010 and the stock based compensation previously recognized of $44 for these awards during the quarter ended March 31, 2010 was reversed during the quarter ended June 30, 2010. The remaining 187,950 restricted stock units granted in the first quarter of 2010 vest over three years.

In addition, the Company also awarded 7,500 shares of restricted stock units to a non-employee during the six months ended June 30, 2010. No restricted stock units were awarded in the first six months of 2009 to non-employees. The values attributable to these units were amortized on a straight line basis over the three month service period and the unvested portion of these units were revalued on June 15, 2010 based on the closing stock market price. The Company believes that the fair value of the units is more reliably measurable than the fair value of the services received.

NOTE 12 — LICENSE AGREEMENT

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

NOTE 13 — LITIGATION SETTLEMENT GAIN

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. On June 20, 2007, the Company filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents. In addition, Alma paid the Company a non-returnable one-time amount of $2,250 in connection with this settlement. External legal fees incurred during the three and six months ended June 30, 2010 in connection with the settlement amounted to $9 and $37, respectively. In connection with this settlement, the Company has recorded a net gain of $2,241 and $2,213 in operating expenses during the three and six months ended June 30, 2010.

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

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted thirteen 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (July 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair hand pieces in July 2008, which deliver ablative and incisional treatments for surgical applications. In October 2009, we received FDA clearance to market the Fraxel DUAL system, which consists of 1550nm and 1927nm wavelength lasers.

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

As of June 30, 2010, we had a global installed base of over 6,700 systems.

Net revenue for the six months ended June 30, 2010 increased 6% or $3.4 million, to $56.0 million, from $52.7 million in the same period in 2009, mainly from higher tip revenue, an increase in upgrade sales and the contributions from Aesthera products under the Isolaz brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

Acquisition of Aesthera Corporation

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company for consideration including $0.5 million in cash and $4.8 million of shares of the Company’s common stock. The number of common shares issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share of the Company’s common stock during the five trading days proceeding the acquisition date.

In connection with this transaction, the Company entered into a contingent consideration arrangement which may require payments ranging from $0 to $10.75 million in shares of the Company’s common stock if certain revenue milestones are achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables are collected. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying a probability weighted discounted cash-flow approach.

The measurement of the contingent consideration is based on significant inputs not observable in the market, which ASC 820 refers to as Level 3 inputs. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

As of June 30, 2010 the fair value of the contingent consideration has been reduced to $0.2 million to reflect the Company’s updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $0.1 million gain was recognized in general and administrative expense in the Company’s consolidated statement of operations during the three months ended June 30, 2010.

As a result of the acquisition, the Company expects to expand its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

During the three and six months ended June 30, 2010, the Company incurred $0.1 million and $1.0 million of acquisition-related costs, respectively. These expenses are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2010.

The Company’s condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through June 30, 2010.

Of the total original purchase price of $5.5 million, $3.7 million was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 19% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for product technology and customer relationships. The relief from royalties method was used for the trade name intangibles with a royalty rate 1%.

The Company allocated the residual value of $1.4 million to goodwill at February 26, 2010. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise after the Company’s acquisition of Aesthera. The goodwill is not expected to be deductible for tax purposes.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2009 and 2008, and the six months ended June 30, 2010 and 2009, we derived 48%, 73%, 51% and 48% respectively, of our revenue from treatment tips and consumable sales, and 43%, 24%, 41% and 43% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping. In the third quarter of 2009, we launched two new systems, the Thermage CPT and Fraxel re:store Dual.

With the acquisition of Reliant and Aesthera, we have seen sales of treatment tips and consumables decrease as a percentage of Solta Medical revenue versus system sales, and revenue derived from sales of products and services within North America decreased as a percentage of total Solta Medical revenue. During the second quarter of 2009, we announced the termination of the upgrade program for our first generation Thermage and Fraxel systems to the then-current versions of these systems. As a result, we experienced a high volume of system upgrade sales, which contributed to the increase in the proportion of revenue from system sales.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and direct sales force in certain countries. In the years ended December 31, 2009 and 2008, and the six months ended June 30, 2010 and 2009, we derived 46%, 52%, 46% and 46%, respectively, of our revenue from sales of our products and services within North America, and 54%, 48%, 54% and 54%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
North America	48%	47%	46%	46%
Asia Pacific	32%	26%	31%	23%
Europe/Middle East	16%	24%	19%	26%
Rest of the world	4%	3%	4%	5%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $30.1 million for the three months ended June 30, 2010, an increase of $2.7 million, or 10%, compared to $27.4 million for the three months ended June 30, 2009. This increase in net revenue is primarily due to increased system sales, an increase in tip revenue, an increase in upgrade sales and service revenue, and the contributions from Isolaz products and services, partially offset by a decline in handpiece sales. System sales for the three months ended June 30, 2010 was $13.4 million, an increase of $1.8 million, or 15%, compared to $11.6 million for the same period in 2009. Sales of treatment tips and other consumables was $14.4 million, an increase of $1.1 million, or 8%, compared to $13.3 million for the same period in 2009.

Net revenue increased $3.3 million, or 6%, to $56.0 million from $52.7 million for the six months ended June 30, 2010 and 2009, respectively. System sales increased $0.7 million or 3%, to $23.1 million from $22.4 million for the six months ended June 30, 2010 and 2009, respectively. Sales of treatment tips and other consumables increased $3.1 million, or 12%, to $28.5 million from $25.4 million for the six months ended June 30, 2010 and 2009, respectively. These increases were primarily due to the contributions from the sales of Isolaz products and services, an increase in tips and consumable sales and an increase in system upgrades, partially offset by a decline in other system and handpiece sales.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 62% of revenue for the three months ended June 30, 2010, compared with 61% of revenue for the same period in 2009. The slight increase in gross margin as a percent of revenue for the second quarter in 2010 when compared to the prior year period was primarily due to a higher proportion of higher-margin tip sales and resolution of a previously entered into technology license agreement, partially offset by a higher proportion of lower margin system sales and an increase in amortization expense from intangibles acquired in the Aesthera acquisition.

Gross margin was 63% of revenue in the first half of 2010, compared with 58% of revenue in the first half of 2009. The increase in gross margin as a percent of revenue for the first half of 2010 when compared to the prior year period was primarily due to a higher proportion of higher-margin tip sales and a decrease in purchase price related adjustment to cost of sales that resulted from the acquisition of Reliant in December 2008, partially offset by a higher proportion of lower margin system upgrade sales.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended June 30, 2010 was $11.4 million, an increase of $2.4 million, or 26.5%, compared to $9.0 million for the same period in 2009. The increase was primarily attributable to an increase of $1.5 million in headcount and related personnel and travel and entertainment expenses, an increase of $0.5 million in discretionary marketing expenses, an increase of $0.3 million in telecommunication, depreciation and allocated information technology and facility expenses, and an increase of $0.1 million of amortization of intangibles acquired in the Aesthera acquisition.

Sales and marketing expenses increased $1.8 million, or 9%, to $21.3 million from $19.5 million in the first half of 2010 and 2009, respectively. The increase in the first half of 2010 was primarily attributable to increased headcount and related personnel and travel and entertainment expense of $1.4 million, and increase in professional services of $0.2 million, an increase of $0.1 million of amortization of intangibles acquired in the Aesthera acquisition, and an increase of $0.1 million in discretionary marketing spending.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended June 30, 2010 was $4.3 million, an increase of $0.4 million, or 8%, compared to $3.9 million for the same period in 2009. The increase was mainly due to increased professional services of $0.3 million, and increased depreciation and allocated information technology and facility expenses of $0.2 million, partially offset by a decrease of $0.1 million in headcount and related personnel expenses.

Research and development increased $0.5 million, or 7% to $8.4 million from $7.9 million in the first half of 2010 and 2009, respectively. Compared to the first half of 2009, professional services increased by $0.7 million and employee payroll and related expenses increased by $0.2 million, partially offset by clinical studies and other R&D project cost decreased by $0.2 million and telecommunication, depreciation and allocated information technology and facility expenses decreased by $0.2 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended June 30, 2010 was $3.2 million, a decrease of $0.3 million, or 7%, compared with $3.5 million for the same period in 2009. The decrease from the same period in the prior year was primarily due to a decrease of $0.3 million in professional services, a decrease of $0.2 million in sales and use taxes and a decease of $0.1 million in product liability, partially offset by an increase of $0.2 million in employee payroll and related expenses, and an increase of $0.1 million in acquisition related expenses resulting from the acquisition of Aesthera.

General and administrative expenses in the first half of 2010 was $7.7 million, a decrease of $0.1 million or .7%, compared with $7.8 million in the first half of 2009. The decrease from the prior year period was due to a decrease of $0.8 million in professional services, primarily a decrease in outside accounting and fees, a decrease of $0.2 million in sales and use taxes and a decrease of $0.2 million in product liability, partially offset by an increase of $0.3 million in employee payroll and related expenses and an increase of $1.0 million in acquisition related expense resulting from the acquisition of Aesthera.

Litigation Settlement. In May 2010, we reached an agreement with Alma that settled patent-related claims of the parties against each other. Under this agreement, the parties granted each other a covenant not to sue under the patents in the suit and related patents. We received a one-time payment of $2.3 million and incurred external legal expenses of $9,000 and $37,000 for the three and six months ended June 30, 2010, respectively. This resulted in a net litigation settlement gain of $2.24 million and $2.21 million in our statement of operations for the three and six months ended June 30, 2010, respectively.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $26,000, or 63%, to $15,000 for the three months ended June 30, 2010 from $41,000 for the same period in 2009, which is due to lower average investment balances since all the Company’s marketable securities matured in 2009. Interest and other income was $22,000 and $0.3 million in the first half of 2010 and 2009, respectively.

Interest and Other Expenses. Interest and other expense consist primarily of interest expense resulting from borrowings on the margin account, line of credit and term loans. Interest and other expenses were $289,000 and $104,000 in the three months ended June 30, 2010 and 2009, respectively, and were $439,000 and $151,000 in the first half of 2010 and 2009, respectively. The increase is primarily due to the fact that the line of credit and term loans were entered into at the end of March 2009. Therefore, the first three months in 2009 did not include the interest expense from these loans. In addition, we recorded a $259,000 foreign exchange loss and a $8,000 foreign exchange gain for the first half of 2010 and 2009, respectively, due to foreign currency fluctuations.

Provision for Income Taxes. There was an income tax provision of $247,000 and $53,000 for the three months ended June 30, 2010 and 2009, respectively, and $311,000 and $71,000 for the six months ended June 30, 2010 and 2009, respectively. The provision for income taxes for both periods primarily represented additions to AMT taxes and additions to reserves for uncertain tax positions. We did not recognize any tax benefits in relation to the loss before income taxes for the six months ended June 30, 2010 as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three and six months ended June 30, 2010 and 2009, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Cost of revenue	$68	$61	$142	$114
Sales and marketing	183	335	398	678
Research and development	85	87	130	107
General and administrative	282	381	650	754

Total stock-based compensation expense	$618	$864	$1,320	$1,653

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP Gross margin	$18,722	$16,640	$35,515	$30,378
Non-GAAP adjustments to gross margin:
Amortization and other non-cash acquisition related charges(1)	1,142	1,048	2,002	4,024
Stock-based compensation(4)	68	61	142	114

Non-GAAP gross margin	$19,932	$17,749	$37,659	$34,516

Non-GAAP gross margin as % of sales	66%	65%	67%	66%

GAAP income (loss) from operations	$2,030	$201	$304	($4,770)
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges(1)	1,430	1,383	2,651	4,675
Severance expenses(2)	55	—	55	118
Acquisition-related expenses(3)	139	—	963	—
Stock-based compensation(4)	618	864	1,320	1,653

Non-GAAP income from operations	$4,272	$2,448	$5,293	$1,676
Depreciation expenses(5)	742	670	1,398	1,395

Non-GAAP EBITDA	$5,014	$3,118	$6,691	$3,071

GAAP net income (loss)	$1,509	$85	($424)	($4,690)
Non-GAAP adjustments to net income (loss):
Amortization and other non-cash acquisition related charges(1)	1,430	1,383	2,651	4,675
Severance expenses(2)	55	—	55	118
Acquisition-related expenses(3)	139	—	963	—
Stock-based compensation(4)	618	864	1,320	1,653

Non-GAAP net income	$3,751	$2,332	$4,565	$1,756

GAAP basic net income (loss) per share	$0.03	$0.00	($0.01)	($0.10)
Non-GAAP adjustments to basic income (loss) per share:
Amortization and other non-cash acquisition related charges(1)	$0.02	$0.03	$0.05	$0.10
Severance expenses(2)	$0.00	—	$0.00	$0.00
Acquisition-related expenses(3)	$0.00	—	$0.02	—
Stock-based compensation(4)	$0.01	$0.02	$0.02	$0.04

Non-GAAP basic net income per share	$0.06	$0.05	$0.08	$0.04

Non-GAAP diluted net income per share	$0.06	$0.05	$0.08	$0.04

GAAP weighted average shares outstanding used in calculating basic net income (loss) per share	59,437,038	47,806,228	58,229,078	47,782,656

GAAP weighted average shares outstanding used in calculating diluted net income (loss) per share	61,530,085	47,920,161	58,229,078	47,782,656
Adjustments for dilutive potential common stock	888,109	447,282	2,049,456	400,552

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	62,418,194	48,367,443	60,278,534	48,183,208

The Non-GAAP financial measures are non-GAAP gross margin, non-GAAP gross margin as a % of sales, non-GAAP operating income, non-GAAP EBITDA, non-GAAP net income and non-GAAP net income per share, which adjust for the following items: amortization of acquired intangibles and other non-cash acquisition-related charges, severance expenses, acquisition-related expenses and stock-based compensation expense. We believe that the presentation of these non-GAAP financial measures is useful for investors, and as such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such changes when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(2)	Severance expenses include acquisition related severance expenses and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock –based compensation expenses on our operating results.

(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

Liquidity and Capital Resources

On June 30, 2010, we had working capital of $32.8 million, which included $37.0 million of cash and cash equivalents.

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

In March 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. At March 31, 2010, the outstanding balance on the revolving loan facility was $8.0 million. Borrowings under the original revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the additional revolving loan facility accrue interest at a per annum rate equal or greater of (i) 4.44% or (ii) the three-year U.S. treasury note yield on the funding date plus 3.00%. Borrowings under the term loans accrue interest at an effective rate of 6.39% per annum. Interest on borrowings under the revolving loan facility is payable monthly. The term loans are payable in 33 equal monthly payments of principal and interest. The revolving loan facility and term loans subject the Company to certain financial and non-financial covenants and the bank has a first security interest in all of the Company’s assets including intellectual property. We were in compliance with these covenants as of June 30, 2010. We repaid all funds drawn from the revolving loan facility in July 2010.

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

Net Cash Provided by (Used in) Operating Activities. Net cash provided from operating activities was $7.8 million in the first half of 2010 compared to net cash of $4.6 million used in operating activities in the first half of 2009. During the first half of 2010, cash was provided by a decrease of $2.0 million in accounts receivable, a $1.3 million decrease in inventory, a $0.9 million decrease in prepaid expenses and other current assets and $5.2 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by a $1.0 million decrease in deferred revenue and a $0.9 million decrease in accrued and other liabilities.

During the first half of 2009, cash was used to fund an increase of $8.3 million in accounts receivable that was primarily due to a high percentage of sales late in the period, a decrease of $1.4 million in accrued and other liabilities and a $2.6 million decrease in accounts payable. These were partially offset by $6.5 million of cash provided by a decrease in inventory and $0.5 million net cash provided from net loss after adjusting for non-cash items.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $1.1 million for first half of 2010 compared with $11.6 million cash provided by investing activities during the same period in 2009. During the first half of 2010, net cash of $0.9 was used for payments to acquire property and equipment and $0.2 million was used for the acquisition of Aesthera Corporation, net of cash received. During the first half of 2009, net cash of $13.5 million was provided by the sale or maturities of our marketable investments, partially offset by $0.9 million of payments of transaction costs relating to the Reliant acquisition and $1.0 million of payments for acquisition of property and equipment.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $15.6 million in first half of 2010 compared with $4,000 of net cash used in financing activities in the same period in 2009. During the first three months of 2010, we completed a private placement offering which resulted in net proceeds of $15.8 million in cash and we also received $0.5 in proceeds from exercise of stock options, offset by net payments of $0.7 million on our term loans and $0.1 to settle tax obligations on behalf of our employees for the issuance of restricted stock units. During the first half of 2009, we made net borrowings of $9.0 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $9.1 million on the margin account maintained with JP Morgan Chase related to our marketable investments.

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

We advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together, “Alma”) as early as February 2006 that its Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents In addition, Alma paid the Company a non-returnable one-time amount of $2,250 in connection with this settlement. External legal fees incurred during the three and six months ended June 30, 2010 in connection with the settlement amounted to $9 and $37, respectively. In connection with this settlement, the Company has recorded a net gain of $2,241 and $2,213 in operating expenses during the three and six months ended June 30, 2010.

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

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, we reached agreement in principle to settle the matter. The Court stayed discovery until November 1, 2010 so that preliminary agreement of a class settlement could be submitted and a fairness hearing held to determine whether final approval of the settlement would be appropriate. If the process does not result in approval of a settlement, then we anticipate that the parties will engage in discovery. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows. We believe that we have meritorious defenses in this action and intend to defend the action vigorously.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The plaintiff seeks monetary damages, a portion of which we believe are within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the parties are awaiting the trial court’s setting of a trial date, which we expect to be in the spring of 2011. We do not believe the final disposition of this action will have a material adverse effect on our operating results, financial condition or future cash flows. We believe that we have meritorious defenses in this action and intend to continue to defend the action vigorously

In addition, from time to time, we are subject to legal proceedings and claims with respect to such matters as patents, intellectual property rights, product liability claims and contractual disputes with distributors, suppliers and others, arising out of the normal course of business. Litigating claims of these types, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts of management and other personnel from normal business operations. The results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

We incurred a loss of $11.2 million in the year ended December 31, 2009 and a loss of $0.4 million for the six months ended June 30, 2010. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We may be involved in intellectual property litigation, which could be costly and time consuming, and may impact our future business and financial performance.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2010, we had 81 issued U.S. patents, 75 pending U.S. patent applications, 54 issued foreign patents and 65 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. For example, as described under "Legal Proceedings," one such litigation matter is currently pending. Misusing our products or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines or product design are found to be inadequate, we may be subject to liability. We have been, continue to be and may, in the future, be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1[1]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of January 8, 2010.

4.2[1]	Form of Warrant to Purchase Common Stock.

4.3[2]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of February 22, 2010.

4.4[2]	Lock-Up Agreement by and among Solta Medical, Inc. and certain investors, dated February 22, 2010.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
[2]	Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-165618) filed with the Securities and Exchange Commission on March 22, 2010, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: August 4, 2010	/s/ STEPHEN J. FANNING
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	/s/ JOHN F. GLENN
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