Form 10-Q
period 2010-09-30
SOLTA MEDICAL INC
filed 2010-11-03
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 59,572,792 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant”, “Fraxel” and “Isolaz” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$35,211	$14,744
Accounts receivable	10,484	12,381
Inventories	11,431	14,117
Prepaid expenses and other current assets	4,431	4,748

Total current assets	61,557	45,990
Property and equipment, net	6,421	5,613
Purchased intangible assets, net	36,965	36,799
Goodwill	48,710	47,289
Other assets	157	458

Total assets	$153,810	$136,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,113	$6,065
Accrued liabilities	10,007	10,968
Current portion of deferred revenue	3,985	4,534
Short-term borrowings	9,504	9,432
Customer deposits	438	529

Total current liabilities	29,047	31,528
Deferred revenue, net of current portion	686	612
Term loan, net of current portion	489	1,626
Non-current tax liabilities	1,955	1,862
Other liabilities	197	284

Total liabilities	32,374	35,912

Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 59,526,752 and 48,077,028 shares at September 30, 2010 and December 31, 2009, respectively.	60	48
Additional paid-in capital	192,300	169,283
Accumulated deficit	(70,924)	(69,094)

Total stockholders’ equity	121,436	100,237

Total liabilities and stockholders’ equity	$153,810	$136,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$24,851	$17,753	$80,866	$70,415
Cost of revenue	9,110	7,311	29,610	29,595

Gross margin	15,741	10,442	51,256	40,820

Operating expenses
Sales and marketing	10,170	8,958	31,487	28,471
Research and development	4,135	4,239	12,530	12,104
General and administrative	3,290	3,793	11,002	11,563
Litigation settlement gain	—	—	(2,213)	—

Total operating expenses	17,595	16,990	52,806	52,138

Loss from operations	(1,854)	(6,548)	(1,550)	(11,318)
Interest and other income	502	195	266	432
Interest and other expenses	(62)	(136)	(243)	(287)
Gain on investments	—	159	—	224

Loss before income taxes	(1,414)	(6,330)	(1,527)	(10,949)
Provision (benefit) for income taxes	(8)	(84)	303	(13)

Net loss	$(1,406)	$(6,246)	$(1,830)	$(10,936)

Net loss per share:
Basic	$(0.02)	$(0.13)	$(0.03)	$(0.23)

Diluted	$(0.02)	$(0.13)	$(0.03)	$(0.23)

Weighted average shares outstanding used in calculating net loss per common share:
Basic	59,519,116	47,855,428	58,663,816	47,807,180

Diluted	59,519,116	47,855,428	58,663,816	47,807,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,830)	$(10,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,679	5,196
Amortization of premium on marketable investments	—	106
Realized gain on marketable investments	—	(227)
Loss on disposal of property, plant and equipment	46	15
Stock-based compensation	1,923	2,476
Tax expense from stock option exercises	8	—
Provision for doubtful accounts	306	99
Provision for excess and obsolete inventory	623	515
Change in assets and liabilities:
Accounts receivable	2,382	(4,080)
Inventories	2,283	4,114
Prepaid expenses and other current assets	402	847
Other assets	336	(18)
Accounts payable	(1,525)	(1,906)
Accrued and other liabilities	(2,892)	992
Accrued restructuring	(7)	(3,391)
Deferred revenue	(777)	632
Customer deposits	(91)	—
Deferred rent	(53)	245

Net cash provided by (used in) operating activities	6,813	(5,321)

Cash flows from investing activities
Acquisition of property and equipment	(1,365)	(1,486)
Payments for acquisition, net of cash acquired	(232)	(1,139)
Sales and maturities of marketable investments	—	17,990

Net cash provided by (used in) investing activities	(1,597)	15,365

Cash flows from financing activities
Repayment of equipment leases	(29)	(5)
Repayment of loan agreement and short-term margin account borrowings	(25,067)	(21,966)
Cash settlement of vested restricted stock units	(140)	—
Proceeds from exercise of stock options	461	26
Proceeds from employee stock purchase plan	231	93
Proceeds from loan agreement borrowings	24,000	18,975
Proceeds from equity financing	17,230	—
Payment of equity financing issuance costs	(1,435)	—

Net cash provided by (used in) by financing activities	15,251	(2,877)

Net increase in cash and cash equivalents	20,467	7,167
Cash and cash equivalents at beginning of period	14,744	7,556

Cash and cash equivalents at end of period	$35,211	$14,723

Supplemental disclosure of cash flow information
Cash paid for interest	$156	$221
Cash paid for taxes	116	367
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	4,750	—
Issuance of warrants in connection with equity financing	5,251	—
Accounts payable and accrued liabilities related to property and equipment purchases	241	230
Contingent consideration accrued in connection with Aesthera acquisition	96	—
Issuance of common stock for vested restricted stock units	359	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Solta Medical, Inc. (the “Company”) develops, manufactures, and markets aesthetic energy devices to address a range of skin issues brought on by the effects of aging, environmental factors or hormonal changes. The Company was incorporated in California on January 11, 1996 as Thermage, Inc. and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. Following the acquisition of Reliant Technologies, Inc. (“Reliant”) on December 23, 2008, the Company changed its name to Solta Medical, Inc.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or for any future year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form10-K.

Liquidity

In the year ended December 31, 2009, the Company incurred net cash outflows from operations. The Company entered into a term loan and revolving loan agreement in March 2009, which was subsequently amended later in the same month, in June 2009, in March 2010, and in October 2010 (see note 14). The agreement contains certain financial and non-financial covenants. The Company’s future liquidity requirements may increase beyond currently expected levels if it fails to maintain compliance with such covenants, if revenue does not reach current expected results, if it fails to achieve sustained profitability or if unanticipated expenses or other uses of its cash arise. In order to meet its liquidity needs, the Company may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis or on terms acceptable to the Company. If adequate funds are not available, the Company may have to delay development of new products or reduce marketing, customer support or other resources devoted to its products. Any of these factors could harm the Company’s business and financial condition.

In January 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock, par value $0.001 per share and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. This sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses were approximately $15,795 (see note 9).

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

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The following table summarizes net revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Systems	$9,294	$5,987	$32,424	$28,390
Tips and other consumables	13,425	9,552	41,968	35,000

Net revenue from products	22,719	15,539	74,392	63,390
Services and other	2,132	2,214	6,474	7,025

Total net revenue	$24,851	$17,753	$80,866	$70,415

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
North America	$10,972	8,387	$36,935	33,122
Asia Pacific	7,895	4,384	25,151	16,185
Europe/Middle East	4,764	3,873	15,315	17,619
Rest of the world	1,220	1,109	3,465	3,489

Total net revenue	$24,851	$17,753	$80,866	$70,415

NOTE 2 — NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

Diluted net loss per share attributed to common shares is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of each class of potential common shares is dilutive. Potential common shares include common stock subject to repurchase rights and shares of common stock issuable upon the exercise of stock options and warrants and shares of common stock issuable under the Employee Stock Purchase Plan and restricted stock units. The dilutive effect of potential common shares is reflected in diluted net loss per share by application of the treasury stock method, which includes consideration of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
Historical net loss per share:	2010	2009	2010	2009
Numerator:
Net loss	$(1,406)	$(6,246)	$(1,830)	$(10,936)

Denominator:
Weighted-average common shares outstanding	59,519,116	47,855,428	58,663,816	47,807,180

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.03)	$(0.23)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	7,714,310	6,734,368	7,714,310	6,734,368
Common stock warrants	4,581,179	344,105	4,581,179	344,105
Restricted stock units	875,150	—	875,150	—
Common stock issuable under Employee Stock Purchase Plan	106,663	153,371	106,663	153,371

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the deemed selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011; however, earlier application is permitted. The Company has not yet adopted this standard and has not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (“Topic 820”), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. The Company’s adoption of ASU 2010-06 on January 1, 2010 did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 — ACQUISITION OF AESTHERA CORPORATION

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company for consideration including $501 in cash and $4,750 of shares of the Company’s common stock. The number of shares of the Company’s common stock issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share of the Company’s common stock during the five trading days preceding the acquisition date.

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

The measurement of the contingent consideration is based on significant inputs not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

As of September 30, 2010 the fair value of the contingent consideration has been reduced to $96 to reflect the Company’s updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $61 and $184 gain was recognized in general and administrative expense in the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2010, respectively.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

As a result of the acquisition, the Company has expanded its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

During the three and nine months ended September 30, 2010, the Company incurred $15 and $979 of acquisition-related costs, respectively. These expenses are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

The Company’s condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through September 30, 2010.

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

Of the total original purchase price of $5,531, $3,700 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 19% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for product technology and customer relationships. The relief from royalties method was used for the trade name intangibles with a royalty rate of 1%.

The Company allocated the residual value of $1,421 to goodwill. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise. Goodwill is not expected to be deductible for tax purposes.

For the three months ended September 30, 2010 and for the period from February 26 to September 30, 2010, revenue from the sales of Aesthera products was $1,378 and $3,523, respectively. Net income associated with Aesthera products and operations cannot be determined given the integration of Aesthera operations within the Company.

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

On a recurring basis, the Company measures its cash equivalents at fair value. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A fair value hierarchy prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as such at September 30, 2010 and December 31, 2009.

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

Inventories, Net

Inventories, net consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$4,120	$4,705
Work-in-process	$373	556
Finished goods	$6,938	8,856

	$11,431	$14,117

Intangible Assets

The carrying amount and accumulated amortization expense of the acquired intangible assets at September 30, 2010 and December 31, 2009 are as follows:

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

September 30, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$20,520	($2,924)	$17,596
Product technology	7 years	9,270	(2,347)	6,923
Future royalties contract	10 years	3,890	—	3,890

		33,680	(5,271)	28,409
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(586)	34
Non-compete agreement	2 years	500	(443)	57
Trade Names	6 -10 years	3,880	(663)	3,217
Customer relationships	5 -12 years	6,110	(862)	5,248

		11,110	(2,554)	8,556

Total intangible assets		$44,790	($7,825)	$36,965

December 31, 2009	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	($1,569)	$16,851
Product technology	7 years	9,270	(1,353)	7,917
Future royalties contract	10 years	3,890	—	3,890

		31,580	(2,922)	28,658
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(338)	282
Non-compete agreement	2 years	500	(255)	245
Fraxel trade name	10 years	3,580	(366)	3,214
Customer relationships	12 years	4,810	(410)	4,400

		9,510	(1,369)	8,141

Total intangible assets		$41,090	($4,291)	$36,799

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and nine months ended September 30, 2010, the Company recorded amortization expense in the amount of $802 and $2,348 to cost of revenue, respectively, and $413 and $1,186 to operating expenses, respectively, and during the three and nine months ended September 30, 2009, the Company recorded amortization expense in the amount of $715 and $2,144 to cost of revenue, respectively, and $335 and $1,006 to operating expenses, respectively

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

As of September 30, 2010, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2010	$802	$375	$1,177
2011	3,209	1,069	4,278
2012	3,209	1,069	4,278
2013	3,209	1,069	4,278
2014	3,209	1,069	4,278
2015 and thereafter	14,771	3,905	18,676

	$28,409	$8,556	$36,965

Goodwill

The changes in the carrying amount of goodwill are as follows:

	September 30, 2010	December 31, 2009
Balance at beginning of period	$47,289	48,158
Addition from acquisition	1,421	—
Valuation adjustments	—	375
Settlement from escrow account	—	(1,244)

Balance at end of period	$48,710	$47,289

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2010	December 31, 2009
Payroll and related expenses	$3,680	$3,794
Royalties payable	278	1,277
Warranty	1,368	1,163
Professional fees	655	939
Accrued purchases	172	674
Other	3,854	3,121

	$10,007	$10,968

NOTE 6 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$1,163	$1,217
Additions from acquisition	240	—
Accruals for warranties issued during the period	1,929	919
Settlements made during the period	(1,964)	(1,164)

Balance at end of period	$1,368	$972

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

Extended Warranty Contract

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

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$2,440	$2,603
Additions from acquisition	302	—
Payments received	2,591	2,462
Revenue recognized	(2,986)	(2,487)

Balance at end of period	$2,347	$2,578

As of September 30, 2010, $1,660 of the extended warranty contracts was classified as current and $686 was classified as non-current. The Company incurred costs of $189 and $675 under extended warranty contracts during the three and nine months ended September 30, 2010, respectively, and costs of $200 and $503 during the three and nine months ended September 30, 2009, respectively.

NOTE 7 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. On October 15, 2010, the Company entered into a fourth amendment to the Loan Agreement (see note 14). At September 30, 2010, $8,000 was outstanding on the revolving loan facility and $1,993 was outstanding on the secured term loan.

Borrowings under the original revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus 1.00%, subject to a minimum per annum rate of 5.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until March 8, 2012, at which time it matures and all outstanding amounts under this facility must be repaid. In the event the Company elects to terminate the revolving loan facility on or before the maturity date, the Company is required to pay a fee in the amount of $60.

Borrowings under the secured term loan facility accrue interest at a per annum rate equal or greater of (i) 4.44% or (ii) the three-year U.S. treasury note yield on the funding date plus 3.00%. Term loans under such facility may be borrowed until March 31, 2011 and such loans must be repaid in 33 equal monthly payments of principal and interest, but no later than December 31, 2013. The Company may prepay all but not less than all amounts loaned under such facility and in connection with such prepayment, the Company is required to pay a fee equal to 2.00% of the principal amount prepaid. On the earlier of the maturity date or the date the term loan facility is prepaid, the Company is required to make a final payment equal to 3.5% of the aggregate principal amount of all loans made under such facility.

All obligations under the Loan Agreement are secured by substantially all of the personal property of the Company.

In connection with the Loan Agreement, the Company’s subsidiary, Reliant Technologies, LLC (“Reliant LLC”), entered into an Unconditional Guaranty, dated as of March 9, 2009 (the “Guaranty”), in favor of Lender, pursuant to which Reliant LLC guaranteed all of the obligations of the Company under the Loan Agreement, and a Security Agreement, dated as of March 9, 2009, with Lender, pursuant to which Reliant LLC granted a security interest in substantially all of its personal property to collateralize its obligations under the Guaranty.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands of dollars, except share and per share amounts)

(Unaudited)

The Loan Agreement contains restrictions that include, among others, restrictions that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. As of September 30, 2010, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of September 30, 2010. The Company repaid all funds drawn from the revolving loan facility in October 2010.

NOTE 8 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. Management does not believe the final disposition of any existing litigation matters will have a material adverse effect on the financial statements and future cash flows of the Company. Also, the Company does not record gain contingencies.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we expect to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, the Company reached an agreement in principle to settle the matter by consenting to certification of a settlement class to receive payment out of a settlement fund. The Court stayed discovery until November 1, 2010 so that preliminary agreement of a class settlement could be submitted and a fairness hearing held to determine whether final approval of the settlement would be appropriate. The Company anticipates that the motion to certify a class for settlement purposes will be filed in early November, and that a fairness hearing will be held in the first quarter of 2011. If the process does not result in approval of a settlement, then we anticipate that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows. We believe that we have meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The plaintiff seeks monetary damages, a portion of which we believe are within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the parties are awaiting the trial court’s setting of a trial date, which we expect to be in the fall of 2011. We do not believe the final disposition of this action will have a material adverse effect on our operating results, financial condition or future cash flows. We believe that we have meritorious defenses in this action and intend to continue to defend the action vigorously.

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

In accordance with its certificate of incorporation, bylaws and individual indemnification agreements, the Company has indemnification obligations to its officers and directors and certain key employees for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such a capacity. There have been no claims to date and the Company has a director and officer insurance policy that may enable it to recover a portion of any amount paid for future claims.

NOTE 9 — STOCKHOLDERS’ EQUITY

On January 7, 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. This sale of securities resulted in aggregate gross proceeds of approximately $17,230. The net proceeds, after deducting offering expenses, were approximately $15,795.

The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase one-half of a share of common stock for an aggregate purchase price of $2.02 per unit which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The warrants have an exercise price of $2.121 per share, which represents a 5% premium over the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The holders have the right to net exercise any outstanding warrants for shares of the Company's common stock. The warrants are exercisable commencing on the six-month anniversary of the closing of the sale of securities and will expire five and a half years from the date of issuance.

The fair value of the warrants at the issuance date was estimated using the Black-Scholes model using the following assumptions: dividend yield of 0%, risk-free interest rate of 2.57%, expected volatility of 65.5%, and contractual life of 5.5 years. The estimated fair value of the warrants was $5,251 on the date of issuance and was recorded as additional paid-in capital within stockholder’s equity.

NOTE 10 — COMPREHENSIVE LOSS

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,406)	$(6,246)	$(1,830)	$(10,936)
Unrealized gain on marketable investments, net of tax	—	—	—	—

Comprehensive loss	$(1,406)	$(6,246)	$(1,830)	$(10,936)

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

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense:
Employee stock-based compensation expense	$550	$732	$1,680	$2,211
Employee stock purchase plan	37	34	147	93
Restricted stock units	16	57	96	172

Total stock-based compensation expense	$603	$823	$1,923	$2,476

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Cost of revenue	$66	$61	$208	$175
Sales and marketing	168	316	566	993
Research and development	91	85	222	192
General and administrative	278	361	927	1,116

Total stock-based compensation expense	$603	$823	$1,923	$2,476

During the nine months ended September 30, 2010 and 2009, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 918,950 and 0 shares of restricted stock units to certain employees, respectively. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in the first nine months of 2010, 731,000 of the awards vest over three years if certain corporate performance-based milestones are achieved, and as of March 31, 2010, the Company believed that it was probable that these performance milestones were achievable. However, as of September 30, 2010 and further review by management of these milestones, the Company determined that it was not probable that these performance milestones are achievable. As a result, stock based compensation expense was not recognized for these awards in the quarters ended June 30, 2010 and September 30, 2010 and the stock based compensation previously recognized of $44 for these awards during the quarter ended March 31, 2010 was reversed during the quarter ended June 30, 2010. The remaining 187,950 restricted stock units granted in the first quarter of 2010 vest over three years.

In addition, the Company also awarded 7,500 shares of restricted stock units to a non-employee during the nine months ended September 30, 2010. No restricted stock units were awarded in the first six months of 2009 to non-employees. The value attributable to these units was amortized on a straight line basis over the three month service period and the unvested portion of these units were revalued on June 15, 2010 based on the closing stock market price on June 15, 2010. The Company believes that the fair value of the units is more reliably measurable than the fair value of the services received.

NOTE 12 — LICENSE AGREEMENT

Through the acquisition of Reliant in December 2008, the Company has an exclusive, royalty bearing, worldwide license, with the right to sub-license, with Massachusetts General Hospital (“MGH”) to patent applications relating to some of the technology used in the Fraxel laser systems. This license, ongoing royalty obligations and all rights thereunder will terminate on December 31, 2010, provided however that MGH has granted a non-assert provision that applies to all of our products in the professional marketplace.

NOTE 13 — LITIGATION SETTLEMENT GAIN

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. On June 20, 2007, the Company filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents. In addition, Alma paid the Company a non-returnable one-time amount of $2,250 in connection with this settlement. External legal fees incurred during the three and nine months ended September 30, 2010 in connection with the settlement amounted to $0 and $37, respectively. In connection with this settlement, the Company has recorded a net gain of $0 and $2,213 in operating expenses during the three and nine months ended September 30, 2010, respectively.

NOTE 14 — SUBSEQUENT EVENTS

Credit Facility Amendment

On October 15, 2010, the Company entered into the Fourth Amendment to its Loan Agreement. The Fourth Amendment authorized the Company to consummate the Merger (as defined below) with CLRS Technology Corporation (“CLRS”), a private company. Other terms of the Loan Agreement remain unchanged.

Acquisition of CLRS

On October 15, 2010, pursuant to the terms of the Agreement and Plan of Merger dated as of October 15, 2010, by and among the Company, Solta Temp, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), CLRS and Richard Clement, as Representative, Merger Sub was merged with and into CLRS and, as a result, CLRS continues as a surviving corporation and is a wholly owned subsidiary of the Company (the “Merger”). The Company acquired all outstanding shares of capital stock of CLRS for an aggregate merger consideration consisting of the payment of approximately $1,100 of debt at the closing of the Merger and potential future payments based on CLRS revenue and operating income through the end of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7“Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 22, 2010.

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of skin issues brought on by the effects of aging, environmental factors or hormonal changes. We were incorporated in 1996 and received FDA clearance for treatment of periorbital wrinkles and commercially launched our first Thermage system in 2002. In June 2004, we received FDA clearance for the treatment of facial wrinkles and rhytides. In December 2005, we received FDA clearance to market our system for the treatment of wrinkles and rhytides, without limitation to particular areas of the body. In October 2006, we received FDA clearance to market our system for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our system for treatment of wrinkles and rhytides for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and hand piece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite. Our patented and FDA-cleared systems use radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin.

Laser devices used for aesthetic procedures, such as skin resurfacing, are generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted fourteen 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (July 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair hand pieces in July 2008, which deliver ablative and incisional treatments for surgical applications. In October 2009, we received FDA clearance to market the Fraxel DUAL system, which consists of 1550nm and 1927nm wavelength lasers.

The acquisition of Aesthera Corporation (“Aesthera”) has added intense pulsed light, which we sometimes refer to as “IPL”, devices to our product portfolio. In April 2005, Aesthera received FDA clearance to market its first IPL system for the treatment of benign vascular and pigmented lesions, and permanent hair reduction. In September 2006, the Aesthera PPx System received FDA clearance for the treatment of benign vascular and pigmented lesions, permanent hair reduction, and the additional indication of treatment of mild to moderate acne. The Isolaz system received FDA clearance in January 2009 for the treatment of benign vascular and pigmented lesions, permanent hair reduction, and mild to moderate acne.

As of September 30, 2010, we had a global installed base of over 6,800 systems.

Net revenue for the nine months ended September 30, 2010 increased 15% or $10.5 million, to $80.9 million, from $70.4 million in the same period in 2009, mainly from higher tip revenue, an increase in upgrade and net system sales and the contributions from Aesthera products under the Isolaz brand name. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

Acquisition of Aesthera Corporation

On February 26, 2010, we acquired 100% of the common stock of Aesthera Corporation, a privately held company for consideration including $0.5 million in cash and $4.8 million of shares of our common stock. The number of shares of our common stock issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share during the five trading days preceding the acquisition date.

In connection with this transaction, we entered into a contingent consideration arrangement which may require payments ranging from $0 to $10.75 million in shares of our common stock if certain revenue milestones are achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables are collected. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying a probability weighted discounted cash-flow approach.

The measurement of the contingent consideration is based on significant inputs not observable in the market, which Topic 820 refers to as Level 3 inputs. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

As of September 30, 2010 the fair value of the contingent consideration has been reduced to $96,000 to reflect our updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $61,000 and $184,000 gain was recognized in general and administrative expense in our condensed consolidated statement of operations during the three and nine months ended September 30, 2010, respectively.

As a result of the acquisition, we have expanded our product offerings by providing treatment of acne to its customers through our direct sales and distribution network worldwide.

During the three and nine months ended September 30, 2010, we incurred $15,000 and $1.0 million of acquisition-related costs, respectively. These expenses are included in general and administrative expenses in our condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

Our condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through September 30, 2010.

Of the total original purchase price of $5.5 million, $3.7 million was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. We calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 19% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. We used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for product technology and customer relationships. The relief from royalties method was used for the trade name intangibles with a royalty rate of 1%.

We allocated the residual value of $1.4 million to goodwill at February 26, 2010. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise after. Goodwill is not expected to be deductible for tax purposes.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2009 and 2008, and the nine months ended September 30, 2010 and 2009, we derived 48%, 73%, 52% and 50% respectively, of our revenue from treatment tips and consumable sales, and 43%, 24%, 40% and 40% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping. In the third quarter of 2009, we launched two new systems, the Thermage CPT and Fraxel re:store Dual.

With the acquisition of Reliant Technologies, Inc. (“Reliant”) and Aesthera, we have seen sales of treatment tips and consumables increase as a percentage of our revenue versus system sales, and revenue derived from sales of products and services within North America decreased as a percentage of our total revenue.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the years ended December 31, 2009 and 2008, and the nine months ended September 30, 2010 and 2009, we derived 46%, 52%, 46% and 47%, respectively, of our revenue from sales of our products and services within North America, and 54%, 48%, 54% and 53%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
North America	44%	47%	46%	47%
Asia Pacific	32%	25%	31%	23%
Europe/Middle East	19%	22%	19%	25%
Rest of the world	5%	6%	4%	5%

Total net revenue	100%	100%	100%	100%

We continue to believe our bifurcated sales force will serve us well. With the acquisition of Reliant and Aesthera, we have one of the largest North American direct sales forces in the industry, with about half of the sales force focusing on existing customers and sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts.

Future operating results are difficult to predict accurately. We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including prevailing economic conditions and our customers’ access to credit, the timing of introduction and the degree of acceptance of future product offerings, unanticipated interruptions and expenses related to our manufacturing operations, and the performance of our direct sales force and international distributors. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. We have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customer demand.

Significant Industry Factors

Our business is subject to the impact of economic conditions on the growth of the industry and to our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section this Quarterly Report on Form 10-Q.

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $24.9 million for the three months ended September 30, 2010, an increase of $7.1 million, or 40%, compared to $17.8 million for the three months ended September 30, 2009. This increase in net revenue is primarily due to increased system sales, an increase in tip revenue, an increase in upgrade sales, and the contributions from Isolaz products and services of $1.4 million, partially offset by a decline in handpiece sales. In addition, revenue in the third quarter of 2009 was low due to a slowdown of customer purchasing decisions, production delays and ongoing regulatory review process during the quarter. System sales for the three months ended September 30, 2010 was $9.3 million, an increase of $3.3 million, or 55%, compared to $6.0 million for the same period in 2009. Sales of treatment tips and other consumables was $13.4 million, an increase of $3.8 million, or 40%, compared to $9.6 million for the same period in 2009.

Net revenue increased $10.5 million, or 15%, to $80.9 million from $70.4 million for the nine months ended September 30, 2010 and 2009, respectively. This increase was primarily due to the contributions from the sales of Isolaz products and services of $3.5 million, an increase in tips and consumable sales and an increase in system sales and system upgrades, partially offset by a decline in other revenue and handpiece sales. System sales increased $4.0 million or 14%, to $32.4 million from $28.4 million for the nine months ended September 30, 2010 and 2009, respectively. Sales of treatment tips and other consumables increased $6.9 million, or 20%, to $41.9 million from $35.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 63% of revenue for the three months ended September 30, 2010, compared with 59% of revenue for the same period in 2009. The increase in gross margin as a percent of revenue for the third quarter of 2010 when compared to the prior year period was primarily due to lower manufacturing period costs as a percentage of higher sales volume, partially offset by an increase in amortization expense from intangibles acquired in the Aesthera Acquisition.

Gross margin was 63% of revenue in the first nine months of 2010, compared with 58% of revenue in the first nine months of 2009. The increase in gross margin as a percent of revenue for the first nine months of 2010 when compared to the prior year period was primarily due to a higher proportion of higher-margin tip sales, a resolution of a previously entered into technology license agreement, and a decrease in purchase price related adjustment to cost of sales that resulted from the acquisition of Reliant in December 2008, partially offset by a higher proportion of lower margin system upgrade sales.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended September 30, 2010 was $10.2 million, an increase of $1.2 million, or 14%, compared to $9.0 million for the same period in 2009. The increase was primarily attributable to an increase of $0.6 million in headcount and related personnel and travel and entertainment expenses, an increase of $0.4 million in discretionary marketing expenses, an increase of $0.1 million in professional outside services, and an increase of $0.1 million of amortization of intangibles acquired in the Aesthera acquisition.

Sales and marketing expenses increased $3.0 million, or 11%, to $31.5 million from $28.5 million in the first nine months of 2010 and 2009, respectively. The increase in the first nine months of 2010 was primarily attributable to an increase in headcount and related personnel and travel and entertainment expense of $2.1 million, an increase in professional services of $0.3 million, an increase of $0.4 million in discretionary marketing spending, and an increase of $0.2 million of amortization of intangibles acquired in the Aesthera acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended September 30, 2010 was $4.1 million, a decrease of $0.1 million, or 3%, compared to $4.2 million for the same period in 2009. The decrease was mainly due to a decrease of $0.2 million in discretionary spending, a decrease of $0.2 million in headcount and related personnel expenses, partially offset by an increase of $0.3 million in professional services.

Research and development increased $0.4 million, or 4% to $12.5 million from $12.1 million in the first nine months of 2010 and 2009, respectively. Compared to the first nine months of 2009, professional services increased by $1.0 million and employee payroll and related expenses increased by $0.1 million, partially offset by a decrease of $0.5 million in clinical studies and other R&D project costs, and a decrease of $0.2 million in telecommunication, depreciation and allocated information technology and facility expenses.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended September 30, 2010 was $3.3 million, a decrease of $0.5 million, or 13%, compared with $3.8 million for the same period in 2009. The decrease from the same period in the prior year was primarily due to a decrease of $0.2 million in professional services, a decrease of $0.2 million in bad debt expense, a decrease of $0.1 million in product liability and a decrease of $0.1 million in business insurance, partially offset by an increase of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses.

General and administrative expenses for the nine months ended September 30, 2010 was $11.0 million, a decrease of $0.6 million or 5%, compared with $11.6 million in the first nine months of 2009. The decrease from the prior year period was due to a decrease of $1.1 million in professional services, primarily due to a decrease in outside accounting and legal fees, a decrease of $0.2 million in sales and use taxes, a decrease of $0.3 million in business insurance and a decrease of $0.2 million in product liability, partially offset by an increase of $0.2 million in employee payroll and related expenses and an increase of $1.0 million in acquisition related expense resulting from the acquisition of Aesthera.

Litigation Settlement. In May 2010, we reached an agreement with Alma Lasers, Ltd. and Lama Lasers, Inc. (together “Alma”) that settled patent-related claims of the parties against each other. Under this agreement, the parties granted each other a covenant not to sue under the patents in the suit and related patents. We received a one-time payment of $2.3 million and incurred external legal expenses of $37,000 for the nine months ended September 30, 2010. This resulted in a net litigation settlement gain of $2.21 million in our statement of operations for the nine months ended September 30, 2010.

Interest and Other Income. Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income increased $0.3 million, or 157%, to $0.5 million for the three months ended September 30, 2010 from $0.2 million for the same period in 2009. The increase is primarily due to increased foreign exchange gains during the third quarter of 2010 due to currency fluctuations, partially offset by lower interest income from lower average investment balances since all the Company’s marketable securities matured in 2009. Interest and other income were $0.3 million and $0.4 million for the first nine months of 2010 and 2009, respectively.

Interest and Other Expenses. Interest and other expense consist primarily of interest expense resulting from borrowings on the margin account, line of credit and term loans. Interest and other expenses were $0.1 million and $0.1 million in the three months ended September 30, 2010 and 2009, respectively, and were $0.2 million and $0.3 million in the first nine months of 2010 and 2009, respectively.

Provision for Income Taxes. There was an income tax benefit of $8,000 and $84,000 for the three months ended September 30, 2010 and 2009, respectively, and $13,000 for the nine months ended September 30, 2009. There was an income tax provision of $0.3 million for the nine months ended September 30, 2010. The provision for income taxes for the nine months ended September 30, 2010 primarily represented additions to AMT taxes and additions to reserves for uncertain tax positions. We did not recognize any tax benefits in relation to the loss before income taxes for the nine months ended September 30, 2010 as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the three and nine months ended September 30, 2010 and 2009, employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Cost of revenue	$66	$61	$208	$175
Sales and marketing	168	316	566	993
Research and development	91	85	222	192
General and administrative	278	361	927	1,116

Total stock-based compensation expense	$603	$823	$1,923	$2,476

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP Gross margin	$15,741	$10,442	$51,256	$40,820
Non-GAAP adjustments to gross margin:
Amortization and other non-cash acquisition related charges (1)	940	895	2,942	4,919
Stock-based compensation (4)	66	61	208	175

Non-GAAP gross margin	$16,747	$11,398	$54,406	$45,914

Non-GAAP gross margin as % of sales	67%	64%	67%	65%

GAAP loss from operations	($1,854)	($6,548)	($1,550)	($11,318)
Non-GAAP adjustments to net loss from operations:
Amortization and other non-cash acquisition related charges (1)	1,291	1,229	3,942	5,904
Severance expenses (2)	—	—	55	118
Acquisition-related expenses (3)	15	—	978	—
Stock-based compensation (4)	603	823	1,923	2,476

Non-GAAP income (loss) from operations	$55	($4,496)	$5,348	($2,820)
Depreciation expenses (5)	747	650	2,145	2,045

Non-GAAP adjusted EBITDA	$802	($3,846)	$7,493	($775)

GAAP net loss	($1,406)	($6,246)	($1,830)	($10,936)
Non-GAAP adjustments to net income (loss):
Amortization and other non-cash acquisition related charges (1)	1,291	1,229	3,942	5,904
Severance expenses (2)	—	—	55	118
Acquisition-related expenses (3)	15	—	978	—
Stock-based compensation (4)	603	823	1,923	2,476

Non-GAAP net income (loss)	$503	($4,194)	$5,068	($2,438)

GAAP basic net loss per share	($0.02)	($0.13)	($0.03)	($0.23)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges (1)	$0.02	$0.03	$0.07	$0.12
Severance expenses (2)	$0.00	—	$0.00	$0.00
Acquisition-related expenses (3)	$0.00	—	$0.02	—
Stock-based compensation (4)	$0.01	$0.02	$0.03	$0.06

Non-GAAP basic net income (loss) per share	$0.01	($0.09)	$0.09	($0.05)

Non-GAAP diluted net income (loss) per share	$0.01	($0.09)	$0.08	($0.05)

GAAP weighted average shares outstanding used in calculating basic net loss per share	59,519,116	47,855,428	58,663,816	47,807,180

GAAP weighted average shares outstanding used in calculating diluted net loss per share	59,519,116	47,855,428	58,663,816	47,807,180
Adjustments for dilutive potential common stock	1,701,112	—	1,926,538	—

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	61,220,228	47,855,428	60,590,354	47,807,180

The Non-GAAP financial measures are non-GAAP gross margin, non-GAAP gross margin as a % of sales, non-GAAP operating income, non-GAAP adjusted EBITDA, non-GAAP net income and non-GAAP net income per share, which adjust for the following items: amortization of acquired intangibles and other non-cash acquisition-related charges, severance expenses, acquisition-related expenses and stock-based compensation expense. We believe that the presentation of these non-GAAP financial measures is useful for investors, and as such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(2)	Severance expenses include acquisition related severance expenses and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

Liquidity and Capital Resources

On September 30, 2010, we had working capital of $32.5 million, which included $35.2 million of cash and cash equivalents.

In January 2010, we entered into securities purchase agreements in connection with a private placement of our securities to certain institutional and other accredited investors pursuant to which we agreed to sell and issue (i) an aggregate of 8,529,704 newly issued shares of our common stock, and (ii) warrants to purchase an aggregate of 4,264,852 shares of our common stock. The sale of securities resulted in aggregate gross proceeds of approximately $17.2 million. The net proceeds, after deducting offering expenses were approximately $15.8 million.

In March 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“Lender”) for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, we entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. On October 15, 2010, we entered into a fourth amendment to the Loan Agreement, which authorized us to consummate the acquisition of CLRS Technology Corporation on October 15, 2010. Borrowings under the original revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the secured term loan facility accrue interest at a per annum rate equal or greater of (i) 4.44% or (ii) the three-year U.S. treasury note yield on the funding date plus 3.00. Interest on borrowings under the revolving loan facility is payable monthly. The secured term loans are payable in 33 equal monthly payments of principal and interest. The Loan Agreement contains certain financial covenants requiring us to maintain a minimum liquidity ratio and minimum EBITDA. We were in compliance with these covenants as of September 30, 2010. At September 30, 2010, $8.0 million was outstanding on the revolving loan facility and $2.0 million was outstanding on the secured term loan. We repaid all funds drawn from the revolving loan facility in October 2010.

In connection with the Loan and Security Agreement, our subsidiary, Reliant Technologies, LLC (“Reliant LLC”), entered into an Unconditional Guaranty, dated as of March 9, 2009 (the “Guaranty”), in favor of Lender, pursuant to which Reliant LLC guaranteed all of our obligations under the Loan Agreement, and a Security Agreement, dated as of March 9, 2009, with Lender, pursuant to which Reliant LLC granted a security interest in substantially all of its personal property to collateralize its obligations under the Guaranty.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with the credit facilities, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may seek additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. Any future equity financing would result in dilution to our stockholders. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Provided by (Used in) Operating Activities. Net cash provided from operating activities was $6.8 million for the nine months ended September 30, 2010 compared to net cash of $5.3 million used in operating activities for the same period in 2009. During the first nine months of 2010, cash was provided by a decrease of $2.4 million in accounts receivable, a $2.3 million decrease in inventory, a $0.4 million decrease in prepaid expenses and other current assets and $6.8 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by a $2.9 million decrease in accrued and other liabilities, a $1.5 million decrease in accounts payable, and a $0.8 million decrease in deferred revenue.

During the nine months ended September 30, 2009, cash was used to fund an increase of $4.1 million in accounts receivable that was primarily due to a high percentage of sales late in the period, a decrease of $3.4 million in accrued restructuring liabilities and a $1.9 million decrease in accounts payable. These were partially offset by $4.1 million of cash provided by a decrease in inventory, a $1.0 million increase in accrued and other liabilities, $0.9 million decrease in prepaid expenses and other current assets and $2.8 million net cash provided from net loss after adjusting for non-cash items. The decrease in inventory during the first nine months of 2010 and 2009 was primarily due to sales during the period supplemented by tighter management of inventory purchases.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2010 compared with $15.4 million cash provided by investing activities during the same period in 2009. During the first nine months of 2010, net cash of $1.4 million was used for payments to acquire property and equipment and $0.2 million was used for the acquisition of Aesthera Corporation, net of cash received. During the first nine months of 2009, net cash of $18.0 million was provided by the sale or maturities of our marketable investments in the first nine months of 2009, partially offset by $1.1 million of payments of transaction costs, net of escrow settlement relating to the Reliant acquisition and $1.5 million of payments for acquisitions of property and equipment.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $15.3 million for the nine months ended September 30, 2010 compared with $2.9 million of net cash used in financing activities in the same period in 2009. During the first nine months of 2010, we completed a private placement offering which resulted in net proceeds of $15.8 million in cash and we also received $0.5 million in proceeds from exercise of stock options, offset by net payments of $1.1 million on our term and revolving loans and $0.1million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. During the first nine months of 2009, we made net borrowings of $9.4 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $12.4 million on the margin account maintained with JP Morgan Chase related to our marketable investments.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted and we have not yet adopted this standard and have not determined the impact that this update may have on its financial statements.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (“Topic 820”), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Our adoption of Topic 820 on January 1, 2010 did not have a material impact on our financial position, results of operations or cash flows.

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

We advised Alma as early as February 2006 that its Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, we and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents In addition, Alma paid us a non-returnable one-time amount of $2.3 million in connection with this settlement. External legal fees incurred during the three and nine months ended September 30, 2010 in connection with the settlement amounted to $9,000 and $37,000, respectively. In connection with this settlement, we have recorded a net gain of $2.2 million in operating expenses during the three and nine months ended September 30, 2010.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we expect to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, the Company reached an agreement in principle to settle the matter by consenting to certification of a settlement class to receive payment out of a settlement fund. The Court stayed discovery until November 1, 2010 so that preliminary agreement of a class settlement could be submitted and a fairness hearing held to determine whether final approval of the settlement would be appropriate. The Company anticipates that the motion to certify a class for settlement purposes will be filed in early November, and that a fairness hearing will be held in the first quarter of 2011. If the process does not result in approval of a settlement, then we anticipate that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows. We believe that we have meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The plaintiff seeks monetary damages, a portion of which we believe are within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the parties are awaiting the trial court’s setting of a trial date, which we expect to be in the fall of 2011. We do not believe the final disposition of this action will have a material adverse effect on our operating results, financial condition or future cash flows. We believe that we have meritorious defenses in this action and intend to continue to defend the action vigorously.

In addition, from time to time, we are subject to legal proceedings and claims with respect to such matters as patents, intellectual property rights, product liability claims and contractual disputes with distributors, suppliers and others, arising out of the normal course of business. Litigating claims of these types, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts of management and other personnel from normal business operations. The results of legal proceedings cannot be predicted with certainty. Should we fail to prevail in any of these legal matters or should several of these legal matters be resolved against us in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are in a difficult economic period, and the uncertainty in the economy has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for Thermage, Fraxel or our recently acquired Isolaz procedures, practitioner demand for these systems could drop, resulting in unfavorable operating results.

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

We incurred a loss of $11.2 million in the year ended December 31, 2009 and a loss of $1.8 million for the nine months ended September 30, 2010. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

We may not be successful in selling and marketing our new products.

The commercial success of the products and technologies we develop will depend upon the acceptance of these products by physicians and their patients. It is difficult for us to predict how successful recently introduced products and procedures, including the Thermage CPT system and Fraxel re:store Dual system, or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results will suffer. In addition, we expect to face significant competition, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

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

Our future success depends upon patients having a positive experience with the Thermage, Fraxel and Isolaz procedures in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with the Thermage, Fraxel and Isolaz procedures if they find them to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedural side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having a Thermage. Fraxel and Isolaz procedure or discourage a patient from having additional procedures or referring Thermage and Fraxel procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from a Thermage, Fraxel and Isolaz procedure are subjective and may be subtle. A Thermage, Fraxel and Isolaz treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

The conditions of our secured term loan contain certain financial covenants with respect to our performance and other covenants that restrict our activities. If we are unable to comply with these covenants, we would have to negotiate an amendment to the loan agreement or the lender could accelerate the repayment of our indebtedness.

Our secured term loan contains certain financial covenants which require us to maintain a certain liquidity ratios and specified levels of EBITDA (as defined in the loan agreement) each fiscal quarter. We are also subject to restrictive covenants, including among others covenants that restrict our ability to incur additional indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers or acquisitions, and to pay dividends. The loan agreement generally provides for customary events of default, including among others non-payment defaults, covenant defaults, and a default in the event a material adverse change occurs. There is no assurance that we will be able to comply with our financial covenants. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of all obligations under the loan agreement and an obligation to repay all obligations in full and such event of default could result in an increase to the applicable interest rate of 5.00%. Any acceleration in the repayment of our indebtedness could adversely affect our business and financial condition.

We may face problems with our acquisition of Aesthera Corporation and CLRS Technology Corporation.

On February 26, 2010, we completed our acquisition of Aesthera Corporation, or Aesthera, a developer, manufacturer and marketer of light-based aesthetic treatment systems and on October 15, 2010 we completed our acquisition of CLRS Technology Corporation, or CLRS, a developer, manufacturer and marketer of a personal care light-based aesthetic system.

We cannot be certain that these acquisitions will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition into the markets for our products. Any of these factors and the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Aesthera and CLRS, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the possibility that the business cultures are not compatible;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	unanticipated expenses related to integration of operations;

•	the possibility that we are unsuccessful in marketing directly to consumers, which is the market targeted by CLRS;

•	the impairment of relationships with employees and customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.

Any acquisitions that we make could disrupt our business and harm our financial condition.

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We have incurred integration costs related to the acquisition of Reliant. We may incur similar expenses in future periods as we complete our integration plan in connection with our acquisition of Aesthera Corporation and CLRS Technology Corporation, as well as expenses associated with evaluation of other potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. Eric Stang and Leonard DeBenedictis are among the defendants named in the complaint. Mr. Stang is a member of our board of directors, and Mr. DeBenedictis is a former member of our board of directors and our former Chief Technology Officer. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

Intellectual property rights may not provide adequate protection for our products, which may permit third parties to compete against us more effectively.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2010, we had 82 issued U.S. patents, 70 pending U.S. patent applications, 55 issued foreign patents and 58 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

The cooling capability of our Thermage and Isolaz systems relies upon a hydroflurocarbon, or HFC, called R134a, to protect the outer layer of the skin from over-heating while our device delivers RF energy to the subcutaneous tissue. New environmental regulations phasing out certain HFCs over the next decade have been adopted or are under consideration in a number of countries, and recent European Union directives require the phase-out of certain HFCs. We have also put in place a solution for the European Union import restrictions. If we are unable to develop an alternative cooling system for our device which is not dependent on R134a in a timely or cost-effective manner, our Thermage and Isolaz systems may not be in compliance with environmental regulations, which could result in fines, civil penalties and the inability to sell our products in certain major international markets.

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. For example, as described under “Legal Proceedings,” one such litigation matter is currently pending. Misusing our products or failing to adhere to operating guidelines could cause significant skin damage and underlying tissue damage. In addition, if our operating guidelines or product design are found to be inadequate, we may be subject to liability. We have been, continue to be and may, in the future, be involved in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and reducing our operating results.

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

Sales of our products outside the United States are subject to international regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain licenses, registrations or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such licenses, registrations or approvals may significantly differ from FDA requirements. In markets where we sell through distributors, we primarily rely upon distributors to obtain all regulatory licenses, registrations and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such licenses, registrations and approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining regulatory licenses, registrations and approvals, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary licenses, registrations or approvals to market our products outside the United States, or if they fail to receive those licenses, registrations or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all. To support the marketing of products outside the United States, we must comply with and be certified to the ISO 13485: 2003-2007 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003-2007 certification may adversely impact or prevent the marketing of our products internationally.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	Amendment to Non-Competition and Non-Solicitation Agreement, Change of Control and Severance Agreement and Letter Agreement; Release of Claims, dated as of September 15, 2010 by and between Leonard C. DeBenedictis and the Company, and the Non-Competition and Non-Solicitation Agreement, dated as of July 6, 2008 by and between Leonard C. DeBenedictis and the Company.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: November 3, 2010	/S/ STEPHEN J. FANNING
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	/S/ JOHN F. GLENN
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Amendment to Non-Competition and Non-Solicitation Agreement, Change of Control and Severance Agreement and Letter Agreement; Release of Claims, dated as of September 15, 2010 by and between Leonard C. DeBenedictis and the Company, and the Non-Competition and Non-Solicitation Agreement, dated as of July 6, 2008 by and between Leonard C. DeBenedictis and the Company.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.