Form 10-K
period 2010-12-31
SOLTA MEDICAL INC
filed 2011-03-16
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2010 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was approximately $69.7 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2011 was 60,139,364.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders.

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

Overview

We design, develop, manufacture and market professional and consumer energy-based medical device systems for aesthetic applications. Our professional systems are marketed under the brand names Fraxel®, Thermage® and Isolaz® and are FDA-cleared for dermatological procedures in the following applications:

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

•	Acne. Isolaz is the only technology that combines vacuum with broadband light indicated for the treatment of inflammatory acne, comedonal acne, and mild to moderate inflammatory acne.

Each of our professional systems consists of one or more handpieces, a console that incorporates a graphical user interface, an energy source and electronics, and a disposable treatment tip. We market our systems and treatment tips in the United States to physician practices primarily through a direct sales force and internationally in over 100 countries through both a network of distributors and direct sales force. Our customers consist primarily of dermatologists and plastic surgeons and our expanded customer base includes other specialties such as general and family practitioners, gynecologists, ophthalmologists and others. As of December 31, 2010, we had a global installed base of over 7,000 systems.

In addition to our professional systems, we have also recently begun to manufacture and market a consumer energy-based system under the brand name CLARO™. The CLARO™ personal care acne treatment system an intense pulse light (“IPL”) acne treatment system that has FDA over-the-counter clearance for the treatment of mild-to-moderate inflammatory acne. It is a device that uses a combination of both heat and light to clear acne in 24-to-48 hours. Distribution of the CLARO is through prestige retail and associated retailer’s web sites and our own web site and is currently only available in the United States.

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

Light and heat can also be used to treat acne, one of the most prevalent skin diseases today. Acne is the result of a skin infection. Acne Vulgaris, the most common form of acne, is caused when hair follicles in the skin become plugged, usually due to hormonal changes. The condition is most common during adolescence but can occur at any age. Hormonal changes increase oil production (sebum) which conspires with dead skin cells to plug pores The sebaceous (oil) glands continue to produce more oil in the plugged pore and the area becomes a perfect breeding ground for acne. Once the pore is plugged, a common skin bacterium, P. Acnes begins to proliferate and produce porphyrins, which cause even more swelling. The infection then causes pimples and other permanent scars if not properly treated. The bacteria that causes acne, p. acnes, is particularly susceptible to certain wavelengths of blue and red light. Additionally, heat can also destroy these bacteria. Both our Isolaz and CLARO devices use light and heat to treat acne.

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

Laser and Light-based Procedures

Lasers and light based skin rejuvenation procedures typically involve the process of damaging the patient's skin in a controlled manner in order to induce the skin's natural wound-healing process. The objective is to stimulate the growth of new skin, resulting in a more youthful appearance.

One approach to skin resurfacing, referred to as a bulk ablative approach, is to completely remove one or more layers of the skin in the treatment area. This procedure is often limited to patients with light skin and is rarely used off the face. Bulk CO2 laser treatments are one example of this approach. Bulk CO2 laser procedures and other bulk ablative procedures can be effective in rejuvenating the skin, however they often expose patients to substantial pain, long healing times and substantial risk of complications. Bulk ablative procedures can cause bleeding and oozing following a treatment, resulting in significant wound care and associated downtime for the patient. Adverse side effects may include infection, scarring and other possible complications such as hypopigmentation, which is a permanent or long-lasting whitening of the skin. Bulk ablative procedures are typically performed by experienced plastic surgeons and dermatologists and the number of these bulk ablative procedures performed annually has declined in recent years.

A second approach to skin rejuvenation is a bulk non-ablative approach which stimulates the skin's natural wound healing process by mildly damaging collagen in the dermis without breaking or removing one or more layers of the skin. Intense pulsed light treatments are one example of this approach. Intense pulsed light procedures and other bulk non-ablative procedures treat many of the same skin conditions as bulk ablative approaches and are associated with shorter patient downtime and are less invasive. Nevertheless, intense pulse light and other bulk non-ablative approaches commonly have drawbacks such as:

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

Acne Treatment Procedures

Acne is a common skin condition that is most prevalent during adolescence, but can affect persons of all ages. There are a variety of acne treatments available today ranging from over-the-counter medications, prescription medications and energy-based treatments.

•

Over-the-Counter Medications.    When confronted with acne, consumers usually turn to washes and lotions to treat their acne at home. These products generally contain benzoyl peroxide or salicylic acid and can be effective for treating very mild cases of acne and occasional breakouts. Leading products in this category include Pro Active® and Clearasil®. When these treatments prove ineffective consumers usually turn to a physician for more aggressive treatment.

•

Prescription Medications.    Prescription medications used to treat acne include a variety of antibiotics, retinoids and higher concentrations of some over the counter medications. Usually, these are systemic treatments intended to provide long-term acne clearance. Prescription medications can carry side-effects. Isotretinoin, for example is very effective at treating acne, but has been linked to birth defects and psychological problems. Other prescription medications can also have undesired side effects, both short and long-term.

•

Energy-based treatments.    IPL and lasers are new options for treating acne. Using light to treat acne is gaining acceptance because of minimal side effects. It can be used on most skin types and it is effective without the need for medications or special washers and cleaners.

•	Other Treatment Options. In addition, to the foregoing, acne can be treated with chemical peels and microdermabrasion.

The Solta Medical Solution

Our four branded systems; Fraxel, Thermage, Isolaz and CLARO are aesthetic treatment systems. Fraxel systems provide treatment alternatives for skin rejuvenation and resurfacing and our Thermage systems provide non-invasive skin tightening, contouring and cellulite reduction treatments. Our acne treatment systems, Isolaz and CLARO, provide both professional and consumer treatment options that are complementary to each other.

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

We believe our Fraxel laser systems afford a new class of skin rejuvenation therapy that provides patients with effective, consistent results without significant downtime and risk of complications. We currently market four Fraxel products: The re:store, re:store Dual, re:fine and re:pair. The Fraxel re:store, re:store Dual and re:fine laser platforms non-ablatively treat a range of applications that include wrinkles and fine lines, pigmentation, sun damage, uneven skin texture and melasma. In addition, the Fraxel re:store DUAL system features two lasers, the first application of the 1927 Thulium wavelength in aesthetics and the 1550 nm gold standard laser for non-ablative fractional resurfacing. The Fraxel re:store platform is optimized for treating more severe conditions, such as acne and surgical scars, deeper lines and wrinkles, and actinic keratoses. The Fraxel re:pair laser system, our ablative fractional resurfacing system, treats the above conditions as well as skin laxity and vascular dyschromia. This system has already received the United States Food and Drug Administration (“FDA”) 510(k) clearance for indications requiring ablation, coagulation and resurfacing of soft tissue.

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

•

System Reliability.    Our Fraxel re:store and re:fine laser systems incorporate advanced fiber laser technology that eliminates the need for optical alignment or adjustments within the laser source. These Fraxel laser systems require minimal regular maintenance and have a reduced total cost of ownership.

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

Our Thermage systems provide the following benefits for physicians and patients seeking to provide or receive skin tightening, contouring and cellulite reduction treatments:

•

Controlled Heating of Collagen.    Collagen is found in the dermis and in fibrous septae strands in the subcutaneous fat layers of the skin. As we age, our skin loses collagen and the collagen that remains stretches, creating loose, saggy skin. Because RF energy delivery depends on tissue resistance and not on optical light absorption, it can penetrate to a much greater depth than conventional lasers down to the subcutaneous fat layer of the skin. Our monopolar RF heating technology has two mechanisms of action that impact collagen, an initial response and a secondary response. The initial response is an immediate collagen contraction, a dermal contraction for tightening and a fibrous septae contraction in the subcutaneous fat layer for contouring. A secondary wound healing response results in collagen deposition and remodeling, resulting in a continual tightening improvement over time. This tissue tightening effect of the Thermage procedure is demonstrated not only by our clinical experience but corroborated with independently published affiliated scientific data. This body of data provides potential physician customers with objective evidence that they can evaluate when considering a purchase of our system.

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

•

Single Procedure Treatment.    The Thermage procedure is normally performed in a medical office setting as a single treatment that takes from 20 minutes to an hour and a half, depending on the treatment area. Studies have shown clinical effect from a Thermage procedure that is both immediate and that can improve over a time period of six months following treatment. In addition, Thermage procedures have been used effectively on all skin types and tones and on various areas of the body.

•

Compelling Physician Economics.    We believe the Thermage system provides a compelling return on investment for physicians. Thermage systems typically require relatively lower capital costs than competing laser and RF systems, while providing higher average procedure fees than those of our competitors. We continue to design new treatment tips to address new applications.

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

Isolaz

Our Isolaz systems, which we acquired through our acquisition of Aesthera Corporation in February 2010, integrate vacuum and broadband light to deliver effective acne treatment. This unique combination cleanses deep pores by using a vacuum to help loosen and extract blockage and excessive oil from deep inside the pores. It kills acne-producing bacteria with the blue light component of a broadband light while the heat generated from the rest of the spectrum shocks the oil generating glands and reduce inflammation and redness. Isolaz disposable single patient tips are specific to different skin types. Special filters are also used to make the treatment safe for different skin types. The tips come also in different sizes accordingly to the area to be treated. Isolaz is typically performed in medical settings by or under the supervision of qualified physicians.

Our Isolaz systems provide the following benefits to patients and physicians:

•

Life Changing Procedure.    Although acne is not a life threatening disease, it deeply affects not only the appearance of the sufferer but can have profound effect on the self esteem, confidence and overall personality. Isolaz offers an effective solution for acne patients without affecting their normal life and routine.

•

Effective, proven and safe.    Isolaz provides an effective treatment of most acne conditions and is also safe to use on virtually all skin types. The treatment is practically painless and allows the patients to return to their normal activities immediately after the procedure.

•

Profitable.    Isolaz treatments are affordable for patients and provide a source of income for a physician’s practice. Isolaz can also be combined with other therapies already used in a physician’s medical practice such as topical or oral medication to provide faster, more effective and durable results.

CLARO

CLARO is a hand-held battery operated IPL device that is designed for use by consumers. The CLARO is intended for the treatment of individual pimples and acne lesions. Our CLARO system utilizes a filtered Zenon flash lamp to produce the light wavelengths and heat that destroy the bacteria that causes acne. The flash lamp produces the light in multiple flashes during its 6-second treatment cycle. The CLARO was designed for ease of use, simplicity and with integrated safety features that allow consumers to use it with no special training. We acquired the CLARO system through our acquisition of CLRS Technology Corporation in October 2010.

Solta Medical’s Products

The following table provides information regarding Solta Medical’s products:

	Thermage NXT (1)	Thermage CPT	Fraxel re:store (2)	Fraxel re:store DUAL	Fraxel re:fine	Fraxel re:pair	Isolaz (3)	CLARO

Commercial Launch Date	January 2007	August 2009	September 2006	September 2009	June 2007	November 2007	February 2007	October 2009

Modality	Non-ablative	Non-ablative	Non-ablative	Non-ablative	Non-ablative	Ablative	Non-ablative	Non-ablative

Energy Source	Monopolar Radio-frequency	Monopolar Radio- frequency	Erbium Glass Fiber Laser	Erbium and Thulium Glass Fiber Laser	Raman-shifted Fiber Laser	CO2 Laser	Photo pneumatic (vacuum and broadband light)	IPL – Intense Pulsed Light

Wavelength	N/A	N/A	1550 nm	1550 nm and 1927 nm	1410 nm	10600 nm	400 – 1200 nm	400-1100 nm

Indications:
Cellulite Reduction		X
Eyelid Wrinkles	X	X
Periorbital Wrinkles	X	X	X	X	X
Melasma			X	X	X
Resurfacing			X	X	X	X
Pigmentation			X	X	X	X
Surgical/Acne Scars			X	X	X
Actinic Keratoses			X	X
Wrinkles and Rhytides	X	X				X
Vascular Dyschromia						X
Pustular Acne							X
Comedonal Acne							X
Inflamatory Acne (mild to moderate)							X	X
Acne vulgaris							X

Typical Patient Treatments	1	1	1 – 4	3 – 4	5 – 6	1 – 2	4 – 6	2 per pimple

Consumable Treatment Tip	Yes	Yes	Yes	Yes	Yes	Yes	Yes	N/A

Approximate Tip Life	One treatment (face/body part)	One treatment (face/body part)	3 – 5 full face treatments	3 – 5 full face treatments	5 – 6 full face treatments	1 – 2 full face treatments	6 full face treatments	N/A, unit is designed to last approx. 900 treatments

Treatment Length	20 – 90 minutes	20 – 90 minutes	20 – 30 minutes	20 – 30 minutes	20 – 30 minutes	20 – 30 minutes	20 – 30 minutes	6 seconds

(1)	System updated from previous system launched in 2002
(2)	System updated from previous system launched in 2004
(3)	System updated from previous system launched in 2004

Fraxel re:store DUAL System

Launched in September 2009, the Fraxel re:store Dual system provides superior results for large body areas during a single treatment. Prior to the non-ablative Fraxel re:store Dual system, laser skin resurfacing procedures were largely limited to the face. The Fraxel re:store Dual provides two wavelengths, a 1550 nm wavelength and a 1927 nm wavelength, for clearance of pigmentation, actinic keratosis (pre-cancerous lesions), acne scars, skin texture and tone and melasma. The system offers a better safety profile than ablative fractional laser devices treatment speed that is 25% faster than its predecessor, and cooling built into the handpiece that allows for single operator use.

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

Fraxel Treatment Tips

Our Fraxel laser systems use proprietary consumable treatment tips. To perform a treatment, the physician attaches to the handpiece a treatment tip, which is designed to ensure the treatment is delivered consistently, safely and effectively. After approximately three to five treatments with the Fraxel re:store and re:store Dual laser systems, approximately five to six treatments with the Fraxel re:fine laser system and one or two treatments with the Fraxel re:pair laser system, the consumable tip is depleted of its useful life and must be replaced.

Fraxel Laser Systems Components

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

•

Comfort and Safety.    Since the initial launch of our original Thermage system in 2002, we have monitored and revised our procedure guidelines to safely and effectively deliver RF energy and cryogen cooling to the treatment site with minimal discomfort to the patient. An energy-based aesthetic treatment, if not used according to the manufacturer’s protocol, has the potential to cause patient discomfort, irritation or surface tissue burning. We have designed our system to minimize the risk of these types of occurrences through stringent built-in safety precautions in addition to extensive user training. Our system regulates a combination of inputs to precisely and uniformly distribute RF energy over the treatment site, including temperature and pressure sensors on the treatment tip and pre-programmed power levels and times for specific treatments.

Thermage NXT and CPT System Components

Our Thermage NXT and CPT systems include three major components: the RF generator, the reusable handpiece and a single-use treatment tip, as well as several consumable accessories. Physicians attach a single-use treatment tip to the handpiece, which is connected to the RF generator. The RF generator authenticates the treatment tip and programs the system for the desired treatment without physician intervention.

•

Radiofrequency Generator.    The RF generator produces a 6.78 megahertz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved through the delivery of a coolant that cools and helps to protect the epidermal surface during a Thermage procedure.

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

•

Single-use Treatment Tips.    The treatment tip is available in four sizes with several configurations of pulse counts, pulse durations and three heating profiles for efficient implementation of treatment guidelines, based on the size and nature of the treatment area. Physicians currently can order sterile treatment tips in sizes of 0.25 cm2, 1.5 cm2, 3.0 cm2 and 16.0 cm2 on the NXT platform and tips in sizes of 0.25 cm2, 3.0 cm2 and 16.0 cm2 on the CPT platform. The CPT tips provide more uniform heating through a tip frame that has been added to the surface of the electrode. Each treatment tip contains a proprietary internal EPROM, or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment. To enhance procedural safety, we have also programmed the EPROM for single-use treatments. Using the same treatment tip to perform multiple treatments could result in injury, as a result of the eventual breakdown of the treatment tip’s electrode dielectric membrane. Therefore, the EPROM ensures that the treatment tip is not reused following a particular procedure.

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

Isolaz Systems

Our Isolaz systems use a unique combination of vacuum and broadband light to deliver effective acne treatment.

•

Vacuum.    Gentle, user adjustable vacuum is responsible for effective pore cleansing which directly extracts debris, sebum and material that clog the pores and, in addition, expose the acne producing bacteria to the intense light. The vacuum levels can be manually adjusted to provide a comfortable treatment to the patient without compromising effectiveness. The vacuum level is also automatically adjusted by the system according to the size of the disposable tip used and can also be manually adjusted.

•

Broadband Light.    Isolaz uses intense broadband light between 400 and 1200nm. This broadband light is generated by a discharge flash lamp providing intense, effective and targeted treatment for acne. The blue spectrum of the light, 400 to 500nm approximately, has been proven to be the most effective at killing acne-causing bacteria by interacting with bio-products the bacteria creates. The rest of the spectrum, 500 to 1200nm produces deep heat that shock the sebaceous glands while reducing inflammation and redness producing an almost immediate effect on the overall appearance of the skin. The intensity, duration and repetition of the light is adjustable by the operator.

•

Disposable Tips.    Isolaz uses disposable single-patient tips in different sizes and for different skin types. Unfiltered tips, allowing the broadband light in its full to be delivered, are recommended for lighter skin types, types I to IV in the Fitzpatrick scale. Darker skin types, types IV to VI in the same scale, are more sensitive to lower spectrum light and recommended for filtered tips which cut the low frequencies of the broadband light.

•

Profusion.    Isolaz also offer a unique topical delivery method by the use of a specially designed treatment called Profusion. In this modality the system uses only the vacuum component and a specially designed tip with single-use sponge cartridges. During a Profusion treatment, a topical solution is applied to the skin. When the tip is applied the skin is stretched by the vacuum and put into close contact with the sponge in the cartridge which pushes the topical deeper into the skin, enhancing the absorption of the topical.

Isolaz System Components

Our Isolaz system comprises two main elements: a console with an integrated handpiece and disposable single-patient tips. A cart and other accessories are also part of the system.

•

System console with handpiece. The console integrates the components responsible for the vacuum generation unit, the electric power for the lamp and the touch screen display. The handpiece is ergonomically designed and permanently attached to the console, where the flash lamp is housed and where the disposable single-patient tips are connected for the treatment. The user interface display consists of a touch screen where all the parameters for the treatment can be adjusted by the operator.

•

Disposable single-patient tips. The Isolaz disposable tips come in different sizes, small, medium and large for use in different areas of the body such as nose, face and back respectively or for targeted treatment areas. The tips are classified in two groups accordingly to the skin type they are more appropriate for: unfiltered tips for lighter skin types that allow the pass of the full spectrum of the broadband light and filtered tips for darker skin types that cut off the lower spectrum of the light. The flash lamp is also replaceable and has a life span of 35,000 flashes.

Other components of the system are the system cart, designed with a modern and user-friendly approach, allows for a comfortable access to the system controls and handpiece and mobility. Provider goggles, patient eye covers and tip cooling spray are other accessories available with the system.

CLARO

The CLARO device uses clinically proven IPL to clear acne. CLARO is a FDA IPL cleared for over-the-counter sale. It is intended for spot treatment of mild to moderate inflammatory acne “pimples”, including pustular acne. The life expectance of a CLARO unit is approximately 900 treatments and at the end of its life-cycle the unit must be replaced by the consumer.

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

•

Optimizing Customer Base through Cross-selling.    In 2009, when we merged together Reliant and Thermage, we saw a strong cross-selling opportunity between the two portfolios as our installed bases had only a 10% overlap. Our sales force continued to take advantage of this opportunity, along with a similar cross-selling opportunity arising from our acquisition of Aesthera Corporation, during 2010.

•

Driving Treatment Tip Usage.    Unlike most traditional energy-based medical device businesses, which rely solely on the sale of new capital equipment to generate revenue, our disposable treatment tip business model enables us to maintain a continuous relationship with our customer base. We work collaboratively with our customer base to increase treatment tip usage by expanding clinical applications and augmenting and facilitating the marketing efforts of our physician customers. We believe that our customers’ interests are closely aligned with our own, and we monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. With marketing programs such as the Diamond Rewards Program and our international Partner Plan, our sales force works with physician customers to help develop profitable Thermage, Fraxel and Isolaz businesses within their practice.

•

Developing New and Improving Current Applications.    Our current product portfolio allows us to offer products that meet a broad range of physician, practitioner and patient needs. By continuing to invest in research and development, we intend to expand our product offerings even further by improving our current products and commercializing products that address new clinical treatment applications.

•

Seeking Growth Opportunities via Complementary Products, Technologies or Businesses.    We intend to continue pursuing opportunities to expand our core business by identifying opportunities to further complement our existing array of products for the aesthetics market with synergistic technologies and/or applications.

•

Expanding our International Presence.    We believe the size of the international market is comparable to the U.S. market, and we are focused on increasing our market penetration overseas and building global brand-recognition. We intend to continue adding sales representatives and support staff to increase direct sales and strengthen physician relationships in international markets.

•

Becoming a Leader in Personal Care Devices.    We believe that there is significant and untapped growth potential in the market for consumer-use aesthetic devices. In October 2010 we acquired CLRS Technology Corporation, the developer of the CLARO acne device in order to position ourselves to become a leader in this market.

Sales and Marketing

Professional Systems

We sell our Thermage, Fraxel and Isolaz systems to physicians in the United States primarily through a direct sales force of trained sales consultants. As of December 31, 2010, we had a U.S. direct sales force team, including area sales directors, area sales representatives and clinical specialists, managed by the Vice President of Sales. Our U.S. sales organization is divided into two groups, with half of the sales force focusing on existing customers to sell treatment tips, upgrades, accessory sales and training, and the remainder focusing on securing and broadening our new customer base. Outside of the United States, we primarily sell our Thermage, Fraxel and Isolaz systems to physicians in over 100 countries through independent distributors. In select countries such as Canada, Australia, Hong Kong, Japan, Germany, France, Spain, Portugal and the United Kingdom, we also have direct sales organizations.

United States Sales

Our strategy to increase sales in the United States is to:

•	remove obstacles for purchase, including treatment discomfort, time of treatment, efficacy and cost, and increase the variety of applications we offer;

•	continue to position the Thermage, Fraxel and Isolaz procedures as attractive alternatives to other aesthetic treatments for skin tightening, skin rejuvenation, skin resurfacing and body shaping;

•	work closely with our physician customers to increase product usage and enhance the marketing of Thermage, Fraxel and Isolaz procedures in their practices;

•	invest in consumer public relations; and

•	expand our sales efforts to reach physicians outside of the traditional specialties for aesthetic procedures.

Further, we actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We actively seek opportunities to obtain positive media exposure, and have been highlighted on such national broadcasts as The Doctors, Dr. Oz, Good Morning America, Oprah, Rachel Ray, and The Today Show, as well as numerous local news programs.

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

•

Physician Training and Certification.    We provide comprehensive training and education to each physician upon delivery of the Thermage, Fraxel and Isolaz systems. We require this initial training to assist physicians in safely and effectively performing these procedures. The majority of physicians operating our installed base of systems have pursued and met the training criteria that we establish. To signify their achievement, we award a certificate of training to these physicians and identify them within the physician locator on our website. We do not list physicians within our physician locator unless they have met these training requirements.

•

Diamond Rewards Program.    This is an industry-exclusive customer loyalty program available to Solta Medical customers in the United States. The program allows physicians to lock-in preferred pricing for Thermage and Fraxel treatment tips along with other preferred customer benefits to help physicians grow their practices and increase practice profitability.

•

Direct-to-Consumer Marketing (“DTC”).    We have historically invested in consumer programs designed to build brand awareness and recognition, demonstrate our commitment to supporting our physician customers and distributors and increase demand for Thermage and Fraxel procedures. We have consumer websites targeted to consumers interested in learning more about Thermage, Fraxel, Isolaz and CLARO treatments and include information on our underlying technology and potential treatment outcomes, as well as short films and listings of local physicians who offer Thermage, Fraxel and Isolaz procedures. We have observed our website traffic increase significantly following national television appearances and their periodic re-broadcasts and following our DTC efforts. Due to women’s interest in anti-aging treatments and procedures, our current DTC efforts are focused on public relations where we utilize public relations outreach, such as desk-side briefings and pitching of new product press releases, to consumer health and beauty publications. This effort generates billions of gross impressions and has generated a high awareness of the Thermage, Fraxel and Isolaz brands among this key target demographic.

International Sales

As of December 31, 2010, we had an international sales team including regional managing directors, regional sales representatives and clinical specialists managed by the Vice President of Sales. We support our independent distributors who market our Thermage, Fraxel and Isolaz systems in over 100 countries. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. The percentage of our revenue from customers located outside North America was approximately 55%, 53% and 48% in 2010, 2009 and 2008, respectively.

Our strategy to grow sales outside the United States is to:

•	increase penetration of Thermage, Fraxel and Isolaz systems in international markets in which our systems are currently sold;

•	increase utilization of our systems through increased treatment tips and consumable sales;

•	sell direct into select international markets; and

•	expand our marketing efforts to support direct sales into select international markets.

Competition

Our industry is subject to intense competition. We compete directly against professional laser and light-based skin rejuvenation products and procedures offered by companies such as Alma Laser, Cutera, Cynosure, Lumenis, Lutronic, Palomar Medical Technologies, Sciton, and Syneron Medical. Our consumer device competes against companies that offer laser, LED and other light-based devices for skin rejuvenation and acne treatment such as Clarisonic, Palomar Medical Technologies, Syneron Medical Technologies, Tria Beauty and Zeno.

In addition, we compete against existing and emerging treatment alternatives such as cosmetic surgery, chemical peels, microdermabrasion, Botox, dermal fillers, collagen injections and both prescription and OTC acne medications. Some of these alternative procedures require a lower initial capital investment by a practitioner, some of these procedures may not require the purchase of a consumable treatment tip to perform a procedure and in the area of acne, consumers have a wide variety of treatment choices. Some of our competitors are also publicly-traded companies and others have longer operating histories than we do. Many of them may enjoy several competitive advantages, including:

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

Research and Development

The focus of our research and development team is to provide technological innovation and associated intellectual property that expands the value proposition of our Thermage, Fraxel, Isolaz and CLARO brand technologies and product platforms. We work closely with medical thought leaders and physician entrepreneurs to understand unmet needs and emerging applications in aesthetic medicine. We focus our efforts on improving the utility of existing products as well as developing new technology platforms for emerging aesthetic applications. We have a fully-staffed, co-located aesthetic clinic and an on-site biomedical laboratory that we believer promotes the rapid conversion of concepts into products. Our primary ongoing investments are in skin tightening, non-ablative and minimally ablative skin resurfacing, body shaping and contouring. We are committed to a recurring revenue business model and our research and development team is focused on a product portfolio with both disposable/consumable and capital equipment products. Current research and development activities address both the professional and consumer markets and are focused on:

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

As of December 31, 2010, we had a staff of 48 technical professionals focused on product development projects and the clinical, biomedical and regulatory support of these projects. We use off-site animal testing facilities and our fully equipped, on-site biomedical lab for the early development and evaluation of product concepts and for providing support to scientific and clinical studies conducted by our co-located clinic and by off-site investigators and institutions. We use transmission electron microscopy on biopsied tissue samples to corroborate that our products induce the denaturing of collagen that leads to immediate tissue tightening. We have developed histology techniques to investigate the depth of heat in tissue and the wound healing process that we believe is responsible for long-term improvement and tightening of tissue. Our staff of laser tissue interaction specialists has amassed over 50,000 histological images in the quantification of treatment parameters. We have also created three-dimensional computer models to study tissue treatment with our products. In addition, we have also formed strategic relationships with outside contractors for assistance on specialized projects, and we work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for 2010, 2009 and 2008 were $16.3 million, $16.2 million and $9.5 million, respectively. The advanced research and development team includes physicists and biomedical systems engineers who create the prototype devices that enable the biomedical engineering team to explore the skin science. The biomedical engineering team is led by RF and laser tissue interaction specialists who model the laser tissue interactions, and create the databases that are utilized for the design of treatment systems. The product engineering team consists of experienced program managers, optical engineers, mechanical engineers, electrical engineers and embedded machine control software engineers who have the responsibility for design of ergonomic, reliable products, for documentation of those products, release to manufacturing and long-term design support.

We entered into an agreement with Philips Consumer Lifestyle B.V. (“Philips”) in March 2008 to develop and commercialize a home-use, laser-based device for skin rejuvenation. We believe this represents a significant opportunity to bring laser-based devices directly to consumers. Under the agreement, Philips made quarterly payments to us for research and development related to the device. Under the terms of this arrangement, Philips made advance quarterly payments for the costs incurred in performing activities under the arrangement. As of December 31, 2010, all payments have been collected on the agreement. Philips may terminate the agreement at any time if it chooses not to proceed with commercialization of the device. Upon commercialization of the device, Philips will pay us a percentage of net sales of the device and related products. As long as certain technology transfer payments are paid to us, the agreement is exclusive with respect to the right of Philips to manufacture, distribute, sell and commercialize the device and the related products. After termination of the agreement and/or termination of the exclusivity period as described above, we are prohibited from directly or indirectly manufacturing, selling, distributing and commercializing any laser-based devices for home-use by consumers that are similar to the device developed under this agreement. This program, by its nature, is generating component and system level cost reduction opportunities for our future professional products, as well.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2010, we had 89 issued U.S. patents, 70 pending U.S. patent applications, 52 issued foreign patents and 56 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. The issued U.S. patents have expiration dates between 2011 and 2029. Expiration may occur earlier under certain circumstances, such as if we do not continue to pay maintenance fees to the United States Patent and Trademark Office. Not all of our patents and patent applications are related to our current or future product lines, and some of our patents have been licensed to third parties. The pending foreign applications relate to similar underlying technological claims to the U.S. patents and/or patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents. In addition, Alma paid the Company a non-returnable one-time amount of $2,250,000 in connection with this settlement. External legal fees incurred during year ended December 31, 2010 in connection with the settlement amounted to approximately $37,000. In connection with this settlement, the Company has recorded a net gain of approximately $2,213,000 in operating expenses during the year ended December 31, 2010. We do not believe the final disposition of these reexaminations will have a material adverse effect on our financial statements and future cash flows.

Through the acquisition of Reliant in December 2008, we acquired an exclusive, royalty bearing, worldwide license, with the right to sub-license, with Massachusetts General Hospital (“MGH”) to patent applications relating to some of the technology used in the Fraxel laser systems. The license, ongoing royalty obligations and all rights thereunder terminated on December 31, 2010, provided however that MGH has granted a non-assert provision that applies to all of our products in the professional marketplace.

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

The FTOPP comprises six patent families, including 11 issued and pending U.S. patents and applications, along with foreign counterparts. Included in the FTOPP are: U.S. patent numbers 6,632,219 and 6,059,820 and patent application number 11/250,139 (the “Tankovich-Baranov” patent family named for inventors Dr. Nikolai Tankovich and Dr. Eugene Baranov); U.S. patent application number 10/542,390 (the “1678” patent family licensed by us from MGH); and U.S. patent application number 10/367,582 (the “582” patent family). Included in the FTOPP from Palomar Medical Technologies are: U.S. patent number 6,997,923 and patent application number 11/235,697 (the “923” patent family); and U.S. patent number 6,723,090 and patent application number 11/408,272 (the “Fiber Laser” patent family). Also included in the FTOPP from Massachusetts General Hospital is U.S. patent number 7,331,953 and patent application number 11/931,232 (the “953” patent family).

In conjunction with the FTOPP, we and Palomar Medical Technologies entered into a cross-license agreement by which we have licensed certain patents to each other and have granted covenants not to sue with respect to each other’s existing products and technologies.

In addition, we have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in other patent litigation in the future. Patent litigation is very expensive and could divert management’s attention from our core business. Patent litigation could also result in our patents being held invalid or narrowly construed. We have in the past and may in the future offer certain of our intellectual property rights for license to our competitors. As of December 31, 2010, we have not entered into any such licenses with our competitors other than our licenses with Syneron and Palomar. We granted Edward Knowlton, one of our founders and inventor of our original patents, an exclusive license under the original Thermage patents and related patents for certain non-cosmetic applications. We also granted Relay Technologies, Inc. an exclusive license under the Reliant intellectual property for certain non-cosmetic applications, as part of the merger transaction between Reliant and us.

Solta Medical has several registered trademarks and service marks. “Thermage,” “Thermage CPT,” “Thermage NXT,” “Fraxel” and “Isolaz” are registered trademarks in the United States and several foreign countries. As of December 31, 2010, we have 408 pending and registered trademark filings worldwide, some of which apply to multiple countries, providing coverage in 60 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

As part of our acquisition of CLRS Technology Corp, we granted Allergia, Inc., a company owned by the original CLRS shareholders, a royalty free license to use the underlying CLARO technology in certain medical applications outside of the field of aesthetics. We also have a right of first refusal to purchase any non-aesthetic medical technologies developed by Allergia, Inc. that are based on the CLARO technology platform.

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

Clinical Research

We are co-located with an aesthetic clinic managed by an independent plastic surgeon medical director. The aesthetic clinic is funded and administratively managed by the Company. The staff of the clinic performs Thermage, Fraxel and Isolaz procedures, participates in clinical studies and assists in research into new therapies using our systems. These studies provide us with immediate feedback on treatment parameters and treatment protocols which enable us to develop and improve the safety and efficacy of our aesthetic treatment systems. The clinic also conducts on-site clinical studies in support of obtaining additional regulatory clearances, applications development and photographic documentation. The clinic also offers us a hands-on observation and training center for potential physician and nurse customers or for those interested in advanced training in treatment protocols and system parameters to achieve optimal outcomes.

Manufacturing

Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. Our internal manufacturing activities include the assembly, testing and packaging of Thermage, Fraxel and Isolaz branded treatment tips and accessories, as well as the final integration, system testing and packaging of Thermage and Fraxel systems. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our facility for final assembly or inspection, testing and certification. Finished product is stored at and distributed primarily from out Hayward facility. A small percentage of our finished product is distributed from warehouses in the Netherlands and Australia. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

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

We obtain programmable memory chips for our treatment tips and certain critical components of our systems, handpieces and accessories from single suppliers, for which we attempt to mitigate risks through inventory management and purchase order commitments. Other products and components come from single suppliers, but alternate suppliers have been qualified or, we believe, can be readily identified and qualified. In addition, the availability of cryogen for our Thermage brand cooling module and Isolaz brand Tip Spray, which we can source from multiple suppliers, may fluctuate due to changes in the global supply of this material. To date, we have not experienced material delays in obtaining any of our components, subassemblies or finished products, nor has the ready supply of finished product to our customers been adversely affected.

Our consumer product the CLARO is entirely manufactured using approved suppliers and contract manufacturers under our supervision.

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

Services and Support

We strive to provide highly responsive service and support for our Thermage, Fraxel and Isolaz systems, treatment tips and consumable products.

Our treatment tips and consumables are shipped from finished goods inventory typically on the day of the order. All treatment tips are identified with lot numbers and date codes that indicate the expiration date of the product and are fully warranted until the date of expiration. We maintain a staff of customer service personnel in our Hayward, California facility that is available by phone to our customers to answer questions regarding the use of our products. In the United States our direct sales force provides on-site support and training to our customers in the use of Thermage, Fraxel and Isolaz systems.

The CLARO consumer device is shipped from finished goods inventory at our Hayward, California facility or from our third party order fulfillment service provider. Orders for our national retail accounts are taken through an EDI system and all other sales through phone, fax, email or from our myclaro.com website. In the future we may utilize a third-party fulfillment service to warehouse and ship orders. We utilize our staff of customer service personnel in Hayward to take orders, answer consumer questions and authorize product returns. The CLARO sales team provides on-site support and training to national retailers. Training for other retailers is provided by phone or video conference. Each CLARO unit has a 30-day no question asked return policy, although national retailers have different return policies that are pursuant to our vendor agreements with these retailers.

In the United States, our Thermage, Fraxel and Isolaz systems and accessory products are shipped to a customer’s site for initial installation and training by one of our direct sales consultants. Our direct sales force, our customer service personnel and our product service staff provide post-installation support and service. All of our systems come with a one year factory warranty. We also offer extended service contracts to our customers at various prices which are effective after the factory warranty expires. If a customer’s system is not covered by the factory warranty or an extended service contract, we charge the customer for time and materials to perform any repairs on the system. In the event of a failure of a system, our product support department arranges for the repair of that system in a way that minimizes disruption at the customer site. Resolution may involve shipment of “loaner” equipment to the customer for its use while the customer owned equipment is returned for repair at the Hayward facility, or dispatching a Solta Service Engineer or a certified third-party service partner to perform repair of the equipment at the customer site. Our goal in most cases is to have the customer up and running within two working days. All systems and components are serialized or lot tracked, and device history records are maintained that track service history and configuration. In markets outside of the United States, our products are serviced and supported through our independent distributors or, in our directly supported international markets, by our field service personnel and/or third party service providers.

Government Regulation

Our Thermage, Fraxel, Isolaz and CLARO systems are medical devices and are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration (“FDA”), as well as other federal and state regulatory bodies in the United States and laws and regulations of foreign authorities in other countries. FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

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

Radiofrequency devices used for aesthetic procedures, such as wrinkle reduction, are generally regulated as Class II medical devices and are qualified for clearance under 510(k) procedures. We have received 18 510(k) clearances for the Thermage system for multiple indications. We received FDA clearance to market our Thermage system for the treatment of periorbital wrinkles and rhytides in November 2002 and for treatment of facial wrinkles and rhytides in June 2004. In December 2005, we received FDA clearance to market our Thermage system for full body treatment of wrinkles. In October 2006, we received FDA clearance to market the Thermage system, for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our Thermage system for treatment of wrinkles and rhytides for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and handpiece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted 15 510(k) clearances for four Fraxel devices relating to multiple indications for use. We received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair handpieces in July 2008, which deliver ablative and incisional treatments for surgical applications. We received FDA clearance for the Fraxel re:store DUAL Laser System in October 2009, which offer the 1550nm and 1927nm wavelengths. As of January 2011 the 1927 nm laser from the DUAL System became available as a stand-alone laser product.

We have two IPL products: Isolaz (prescription use) and CLARO (consumer use). Both are regulated as Class II medical devices. Prior to our acquisition of Aesthera Corporation, it had already obtained 510(k) clearance and CE Marking for Isolaz. Prior to our acquisition of CLRS Technology Corporation, it had obtained 510(k) clearance for CLARO; first for prescription use, followed by over-the-counter 510(k) clearance in April 2010 for the treatment of individual pimples in persons with mild to moderate inflammatory acne.

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

Product Modifications

After a device receives 510(k) clearance, any product modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any decision and disagree with a manufacturer’s determination not to file a new 510(k) or PMA. If the FDA disagrees with our determination, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have modified aspects of our Thermage, Fraxel, Isolaz and CLARO systems and accessories since receiving regulatory clearance, and we have made additional 510(k) filings when we deem it necessary. Decisions and rationale not to file a 510(k) for device modifications are documented.

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

•

medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad post-market and regulatory enforcement powers. We and our repair subcontractor are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, to determine compliance with the QSR and other regulations. In the past, our facility has been inspected, and observations were noted. The FDA and CDHS have accepted our responses to these observations, and we believe that we are in substantial compliance with the QSRs. The most recent FDA establishment inspection of the Solta Medical facility occurred during the first quarter of 2010.

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

International

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the United States are regulated by the FDA, Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. We may be unable to obtain or maintain registrations or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receiving necessary registrations or approvals to market our products outside the United States, or if we fail to receive those registrations or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all, which could have a material adverse effect on our business and growth strategy.

Employees

As of December 31, 2010, we had 287 employees and full-time equivalent consultants, with 133 in sales and marketing, 16 in technical services, 44 in manufacturing operations, 48 in research and development including clinical, regulatory and certain quality functions, and 46 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

Risks Related to Our Business

We are in a difficult economic period, and the uncertainty in the economy has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for our product’s procedures, practitioner demand for these systems could drop, resulting in unfavorable operating results.

Recent distress in the financial markets has had an adverse impact on our business. The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from one our systems is driven by consumer demand. Most procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate.

If the current situation continues or deteriorates further, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking our product’s procedures.

We are totally dependent upon the success of our systems, which have a limited commercial history. If our products fail to achieve sufficient market acceptance, our business will suffer.

We expect that sales of our systems, including our treatment tips, will account for substantially all of our revenue for the foreseeable future. We expect to continue to expand our line of systems and treatment tips. This may not occur when expected, or at all, which would negatively affect our anticipated revenue. Our systems may not significantly penetrate current or new markets. If demand for our systems does not increase as we anticipate, or declines, our business, financial condition and results of operations will be harmed.

Our financial results may fluctuate unpredictably, making it difficult to forecast future performance.

Our limited operating history makes it difficult for us to predict future performance. Historically, the demand for our systems has varied from quarter to quarter. A number of factors, over which we have limited or no control, may contribute to fluctuations in our financial results, such as:

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

Our success depends on growing physician adoption of our systems and continued use of our treatment tips.

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our systems and products depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our systems and continued purchases by our customers of our treatment tips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. In addition, the lack of credit available to physicians to finance the purchase of systems may also impact the adoption of these systems. We must be able to demonstrate that the cost of our systems and the revenue that the physician can derive from performing procedures using our product are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive or minimally invasive aesthetic procedures. If we are unable to increase physician adoption of our systems and use of our treatment tips, our financial performance will be adversely affected.

We may not be able to achieve or sustain profitability even if we are able to generate significant revenue.

We incurred a loss of $2.0 million and $11.2 million for the years ended December 31, 2010 and 2009, respectively. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

As a result of recent fluctuations in currency markets, our products priced in U.S. dollars may be more expensive relative to products of our foreign competitors, which could result in lower revenue and profit margins. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. dollars, and a significant proportion of our revenue is denominated in U.S. dollars, a growing proportion of our revenue and costs is denominated in other currencies, such as the Australian Dollar, Euro, Japanese Yen, and British Pound Sterling. In addition, the functional currency of the Company’s foreign subsidiaries is the U.S. dollar. As a result, our financial performance could be adversely affected by changes in the exchange rates of these currencies to the U.S. Dollar

We may not be successful in selling and marketing our new products.

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

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from our product’s procedures could impair our financial performance.

Our future success depends upon patients having a positive experience with our product’s procedures in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with our product’s procedures if they find them to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedural side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having one of our product’s procedures or discourage a patient from having additional procedures or referring our product’s procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from our product’s procedure are subjective and may be subtle. A product treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

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

In addition, sales to non-traditional practitioners of aesthetic procedures are a key element of our growth strategy. However, our sales force historically has sold primarily to dermatologists and plastic surgeons. Also, our systems compete with products that are well-established in the market. Accordingly, it is difficult for us to predict how well our sales force will perform. Our failure to adequately address these risks could have a material adverse effect on our ability to sell our products, causing our revenue to be lower than expected and harming our results of operations.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2010, we had 89 issued U.S. patents, 70 pending U.S. patent applications, 52 issued foreign patents and 56 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Performing clinical studies on, and collecting data from our product’s procedures is inherently subjective, and we have limited data regarding the efficacy of our systems. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of our systems. Clinical studies of aesthetic treatments are subject to a number of limitations. First, these studies do not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is the most common method of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive or minimally invasive energy-based devices, the effect of our product’s procedures vary from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

We have not conducted any head-to-head clinical studies that compare results from treatment with our systems to surgery or treatment with other aesthetic devices. Without head-to-head studies against competing alternative treatments, which we have no current plans to conduct, potential customers may not find clinical studies of our technology sufficiently compelling to purchase our systems. If we decide to pursue additional studies in the future, they could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, our systems may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

To successfully market and sell our systems internationally, we must address many issues with which we have limited experience.

Sales outside of North America accounted for 55%, 53% and 48% of our revenue for the years ended December 31, 2010, 2009 and 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Even though we require training for users of our systems and do not sell our systems to non-physicians, there exists a potential for misuse, which could harm our reputation and our business.

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

Our systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can take significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

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

To support the marketing of our products outside the United States, we must comply with and be certified to the ISO 13485: 2003-2007 Quality System Standard. Failure to adequately maintain our ISO 13485: 2003-2007 certifications may adversely impact or prevent the marketing of our products internationally. In markets where we sell through distributors, we primarily rely upon distributors to obtain all regulatory licenses, registrations and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such licenses, registrations and approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining regulatory licenses, registrations and approvals, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary licenses, registrations or approvals to market our products outside the United States, or if they fail to receive those licenses, registrations or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

Our officers, directors and principal stockholders, some holding more than 5% of our common stock, collectively control approximately 36% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our corporate headquarters currently occupies a 88,000 square foot facility in Hayward, California, under a lease that expires in March 2013, with an option to extend for an additional three years. Worldwide, we lease facilities that expire at various times ranging from 2011 to 2013. One of our primary international facilities is in Japan under a lease that ends in October 2013, with an option to extend for an additional two years. We believe our facilities are adequate for our current and future needs for at least the next 12 months.

Item 3.	Legal Proceedings

We advised Alma as early as February 2006 that its Accent product infringed numerous Thermage patents. On April 26, 2007, Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe Thermage’s patents and that Thermage’s patents are invalid. On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, we and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents In addition, Alma paid us a non-returnable one-time amount of $2.3 million in connection with this settlement. External legal fees incurred during the year ended December 31, 2010 in connection with the settlement amounted to $37,000. In connection with this settlement, we have recorded a net gain of $2.2 million in operating expenses during the year ended December 31, 2010.

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

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, we reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. Discovery in this action has been stayed since May 6, 2010, and on December 9, 2010, the Court extended that stay until March 9, 2011 so as to permit itself “an opportunity to review and rule upon plaintiffs’ pending motion.” The Court has not yet taken any action on that unopposed motion. If the process does not result in approval of a settlement, then we anticipate that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. We believe that we have meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff seeks monetary damages, a portion of which we believe are within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the trial date has been set for September 2011. We do not believe the final disposition of this action will have a material adverse effect on our operating results, financial condition or future cash flows. We believe that we have meritorious defenses in this action and intend to continue to defend the action vigorously.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the Nasdaq Global Market under the symbol “SLTM”. On February 28, 2011, the closing sale price of our common stock was $3.13 per share.

Common Stockholders

As of February 28, 2011, there were approximately 146 stockholders of record of our common stock, one of whom was CEDE & Co, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is approximately 4,024.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated periods:

	High	Low
Year Ended December 31, 2009
First Quarter	$1.56	$0.64
Second Quarter	1.67	0.60
Third Quarter	2.27	1.27
Fourth Quarter	2.72	1.88

Year Ended December 31, 2010
First Quarter	$2.25	$1.75
Second Quarter	2.69	1.91
Third Quarter	2.00	1.52
Fourth Quarter	3.05	1.97

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index for the period beginning on November 10, 2006, our first day of trading after our initial public offering, and ending on December 31, 2010.

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

The following table presents certain financial data for each of the last five fiscal years. You should read the 2010 through 2008 financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K.

Consolidated Statement of Operations Data

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2010 (1)	2009	2008 (2)	2007	2006
Net revenue	$110,932	$98,818	$56,681	$63,101	$54,320
Cost of revenue	41,400	40,565	15,066	15,976	15,259

Gross margin	69,532	58,253	41,615	47,125	39,061
Operating expenses
Sales and marketing	42,665	38,931	27,001	26,195	24,071
Research and development	16,324	16,246	9,502	9,099	9,639
General and administrative	14,627	14,659	13,662	11,300	9,973
Acquired in-process research and development	—	—	9,060	—	—
Litigation settlement gain	(2,213)	—	—	—	—

Total operating expenses	71,403	69,836	59,225	46,594	43,683

Income (loss) from operations	(1,871)	(11,583)	(17,610)	531	(4,622)
Interest and other income	371	462	2,334	2,520	768
Interest, warrants and other expenses	(298)	(394)	(15)	—	(55)
Loss on investments	—	224	(1,088)	—	—

Income (loss) before income taxes	(1,798)	(11,291)	(16,379)	3,051	(3,909)
Provision (benefit) for income taxes	222	(99)	14	271	—

Net income (loss)	$(2,020)	$(11,192)	$(16,393)	$2,780	$(3,909)

Net income (loss) per share — basic and diluted:
Net income (loss) per share — basic	$(0.03)	$(0.23)	$(0.67)	$0.12	$(0.60)

Net income (loss) per share — diluted	$(0.03)	$(0.23)	$(0.67)	$0.11	$(0.60)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	58,908,611	47,848,258	24,506,673	23,241,031	6,561,648

Diluted	58,908,611	47,848,258	24,506,673	24,884,458	6,561,648

(1)

Includes the effect of the acquisition of Aesthera Corporation on February 26, 2010 and the results of operations of Aesthera Corporation from February 26, 2010 to December 31, 2010, and the effect of the acquisition of CLRS Technology Corporation on October 15, 2010 and the results of operations of CLRS Technology Corporation from October 15, 2010 to December 31, 2010.

(2)	Includes the effect of the acquisition of Reliant Technologies, Inc. on December 23, 2008 and the results of operations of Reliant Technologies, Inc from December 23, 2008 to December 31, 2008.

Consolidated Balance Sheet Data

	As of December 31,
(in thousands of dollars)	2010	2009	2008	2007	2006
Cash and cash equivalents	$36,898	$14,744	$7,556	$13,650	$45,915
Marketable investments	—	—	17,870	38,707	—
Working capital	33,994	14,462	13,864	55,834	46,153
Total assets	158,545	136,149	149,168	68,727	59,875
Short and long-term borrowings	9,626	11,058	12,399	—	—
Preferred stock warrant liability	—	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit )	$122,144	$100,237	$107,824	$58,118	$49,121

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash and cash equivalents, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance of these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

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

The acquisition of CLRS Technology Corporation (“CLRS”) also added an IPL personal care acne treatment system. In April 2010, the CLARO product was the first IPL acne treatment system to secure FDA over-the-counter clearance for the treatment of mild-to-moderate inflammatory acne.

As of December 31, 2010, we had a global installed base of over 7,000 systems.

Net revenue for the year ended December 31, 2010 increased 12% or $12.1 million, to $110.9 million, from $98.8 million in 2009, mainly from higher tip revenue, an increase in upgrade and net system sales and the $5.0 million contribution from Aesthera products under the Isolaz brand name, partially offset by a decrease in handpeice sales. Our business continued to be impacted by the weakness in global economic conditions and tightening of the credit markets, which resulted in a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

Acquisition of CLRS Technology Corporation

On October 15, 2010, we acquired 100% of the common stock of CLRS Technology Corporation (“CLRS”), a privately held company for consideration consisting of the payment of approximately $1.0 million of debt at the closing of the acquisition.

In connection with this transaction, the Company entered into a contingent consideration arrangement which may require payments if certain milestones related to revenue from the sale of CLRS products and operating income of CLRS are achieved during 2011. The fair value of the contingent consideration recognized on the acquisition date of $0.9 million was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) a discount rate of 2.1% and 25.6% percent and (ii) probability of milestone achievement ranging from 0%-10%. As of December 31, 2010 the fair value of the contingent consideration had not changed.

As a result of the acquisition, the Company has expanded its product offerings by providing a consumer based treatment of acne to its customers through a retail channel.

Of the total original purchase price of $1.9 million, $1.1 million was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of four to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach and the cost method approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using a 25.6% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the trade name intangibles with a royalty rate of 0.3%. The Company used the cost method approach to quantify the fair value of the product technology intangible, by using cumulative inflation rates ranging from 0% to 5.5%.

The Company allocated the residual value of $0.8 million to goodwill. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise. Goodwill is not expected to be deductible for tax purposes.

For the period from October 15, 2010 to December 31, 2010, revenue from the sales of CLRS products was approximately $15,000. Net income associated with CLRS products and operations cannot be determined given the integration of CLRS operations within the Company.

Reliable information to provide pro forma financial disclosure on the CLRS acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

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

As of December 31, 2010 the fair value of the contingent consideration has been reduced to $0 to reflect our updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $280 gain was recognized in general and administrative expense in our condensed consolidated statement of operations during the year ended December 31, 2010, respectively.

As a result of the acquisition, we have expanded our product offerings by providing treatment of acne to its customers through our direct sales and distribution network worldwide.

Our condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through December 31, 2010.

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

In conjunction with the acquisition of Reliant, we recorded an expense of approximately $9.1 million for acquired in-process research and development (“IPR&D”) during the quarter and year ended December 31, 2008, because feasibility of the acquired technology had not been established and no alternative future use exists. The IPR&D is related to the development of three new products. The three significant IPR&D projects at date of acquisition were as follows: Project A – a next generation dual wave-length Fraxel re:store system; Project B – a body shaping product; and Project C – a rejuvenation product for the professional market being developed in a collaborative partnership. At the date of acquisition, it was estimated that Project A would be completed in 2009, Project B would be completed in 2010 and Project C would be completed in 2011. Project A was completed in September 2009 and FDA clearance was received in October 2009. Project B is currently in clinical investigations and Project C is pending regulatory approval.

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

The Company performed a goodwill impairment test at the end of 2010 and as a result, no goodwill impairment was identified through December 31, 2010. The test was based on our single operating segment and reporting unit structure.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2010, 2009 and 2008 we derived 51%, 48% and 73% respectively, of our revenue from treatment tips and consumable sales, and 42%, 43% and 24% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping. In the third quarter of 2009, we launched two new systems, the Thermage CPT and Fraxel re:store Dual.

With the acquisition of Reliant and Aesthera, during 2010 we have seen sales of treatment tips and consumables increase as a percentage of our revenue versus system sales, and revenue derived from sales of products and services within North America decreased as a percentage of our total revenue.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the years ended December 31, 2010, 2009 and 2008, we derived 45%, 47% and 52%, respectively, of our revenue from sales of our products and services within North America, and 55%, 53% and 48%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Years Ended December 31,
	2010	2009	2008
North America	45%	47%	52%
Asia Pacific	31%	25%	24%
Europe/Middle East	19%	23%	14%
Rest of the world	5%	5%	10%

Total net revenue	100%	100%	100%

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

Revenue Recognition

Product revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred when title and risk and rewards of ownership have transferred to the customer and remaining obligations are considered perfunctory. For most of our product sales, transfer of title and risk and rewards of ownership occurs when product is shipped. Revenue is recorded net of customer and distributor discounts and rebates. Revenue from the sale of extended service contracts for products beyond their warranty term is recognized on a straight-line basis over the period of the applicable extended contract. We also earn service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

Our system sales in the United States have post-sale obligations of installation and training, as applicable. These obligations are fulfilled after product shipment. When we have objective and reliable evidence of fair value of the undelivered elements, we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise, we will defer all revenue until all elements are delivered or objective and reliable evidence of fair value has been determined for all undelivered elements.

We sell to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors do not include return rights. We typically recognize revenues upon shipment for sales to our independent third party distributors as we have no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for our products. Also, our distributors are responsible for obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and we may assist the distributor in the regulatory approval process, the responsibility belongs to the distributor. We do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributors to return or exchange products and the distributors are obligated to pay us for the sale regardless of whether the distributors are able to resell the product. For sales transactions in which collectability is not reasonably assured, we recognize revenue upon receipt of cash payment.

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

Step 1 — We compare its fair value to its carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, we move on to step 2. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. To date, the fair value of the Company has exceeded the carrying value and thus no goodwill impairment change has been recorded.

Step 2 — We perform an allocation of the fair value to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows us to derive an implied fair value of goodwill. We then compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment change would be recognized for the excess.

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through December 31, 2010.

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

Results of Operations

Years Ended December 31, 2010 and December 31, 2009

Net Revenue.    Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $110.9 million for the year ended December 31, 2010, an increase of $12.1 million, or 12%, compared to $98.8 million for the year ended December 31, 2009. This increase was primarily due to the contributions from the sales of Isolaz products and services of $5.0 million, an increase in tips and consumable sales and an increase in system sales and system upgrades, partially offset by a decline in other revenue and handpiece sales. System sales for the year ended December 31, 2010 was $46.4 million, an increase of $3.8 million, or 9%, compared to $42.5 million for the same period in 2009. Sales of treatment tips and other consumables was $56.6 million, an increase of $9.3 million, or 20%, compared to $47.3 million for the same period in 2009.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 63% of revenue for the year ended December 31, 2010, compared with 59% of revenue for the same period in 2009. The increase in gross margin as a percent of revenue for the year ended December 31, 2010 when compared to the prior year was primarily due to a higher proportion of higher-margin tip sales, lower manufacturing period costs as a percentage of higher sales volumes and a decrease in purchase price related adjustment to cost of sales that resulted from the acquisition of Reliant in December 2008, partially offset by a higher proportion of lower margin system upgrade sales and an increase in amortization expense from intangibles acquired in the Aesthera and CLRS acquisitions.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses in the year ended December 31, 2010 was $42.7 million, an increase of $3.7 million, or 10%, compared to $38.9 million for the same period in 2009. The increase was primarily attributable to increased headcount and related personnel and travel and entertainment expenses of $2.8 million from the acquisition of Aesthera and CLRS, an increase of $0.4 million in discretionary marketing expenses, an increase of $0.2 million in supplies, telecommunication, depreciation and allocated information technology and facility expenses, and $0.3 million of amortization of intangibles acquired in the Aesthera and CLRS acquisitions.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses in the year ended December 31, 2010 was $16.3 million, an increase of $0.1 million, or 0.5%, compared to $16.2 million for the same period in 2009. Compared to the same period of 2009, professional services increased by $1.1 million, partially offset by a decrease of $0.4 million in employee payroll and related expenses and a decrease of $0.6 million in clinical studies and other R&D project costs.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses in the year ended December 31, 2010 was $14.6 million, a decrease of $0.1 million, or 0.2%, compared with $14.7 million for the same period in 2009. The decrease from the prior year period was due to a decrease of $0.7 million in professional services, primarily due to a decrease in outside accounting and legal fees, a decrease of $0.2 million in business insurance and a decrease of $0.2 million in bad debt expense, partially offset by an increase of $0.3 million in employee payroll and related expenses and an increase of $0.9 million in acquisition related expense resulting from the acquisition of Aesthera and CLRS during 2010.

Litigation Settlement.    In May 2010, we reached an agreement with Alma that settled patent-related claims of the parties against each other. Under this agreement, the parties granted each other a covenant not to sue under the patents in the suit and related patents. We received a one-time payment of $2.3 million and incurred external legal expenses of $37,000 for the year ended December 31, 2010. This resulted in a net litigation settlement gain of $2.2 million in our statement of operations for the year ended December 31, 2010.

Interest and Other Income.    Interest and other income consist primarily of interest income generated from our cash, cash equivalents and marketable investments. Interest and other income decreased $0.1 million, or 20%, from $0.5 million for the year ended December 31, 2009 to $0.4 million for the same period in 2010, due to lower interest income from lower average investment balances since all the Company’s marketable securities matured in 2009, partially offset by increased foreign exchange gains during the period due to currency fluctuations

Interest and Other Expense.    Interest and other expense consist primarily of interest expense resulting from borrowings on the margin account, line of credit and term loans. Interest and other expenses were $0.3 million and $0.4 million in the years ended December 31, 2010 and 2009, respectively. The decrease is primarily due to lower debt balances in 2010.

Gain (Loss) on Investments.    During the year ended December 31, 2009, we realized $0.2 million in gains on investments that had either been sold or matured in our portfolio during 2009. We had no investments in 2010.

Provision (benefit) for Income Taxes.    There was an income tax provision of $0.2 million and a tax benefit of $0.1 million for the years ended December 31, 2010 and 2009, respectively. The provision for income taxes for year ended December 31, 2010 primarily represented additions to AMT taxes and additions to reserves for uncertain tax positions. The benefit for income taxes for the year ended December 31, 2009 primarily represented refunds of income taxes, partially offset by additions to reserves for uncertain tax positions. We did not recognize any tax benefits in relation to the loss before income taxes for the year ended December 31, 2010 as we maintained a full valuation allowance for deferred taxes.

Years Ended December 31, 2009 and December 31, 2008

Net Revenue.    Net revenue was $98.8 million for the year ended December 31, 2009, an increase of $42.1 million, or 74%, compared to $56.7 million for the year ended December 31, 2008. This increase is primarily due to the contribution from Fraxel sales in 2009 resulting from the Reliant acquisition in December 2008. System sales for the year ended December 31, 2009 was $42.5 million, an increase of $29.0 million, or 213%, compared to $13.6 million for the same period in 2008. Sales of treatment tips and other consumables was $47.3 million, an increase of $5.9 million, or 14%, compared to $41.4 million for the same period in 2008. These increases were due to the contributions from Fraxel sales resulting from the Reliant acquisition and an increase in Thermage system upgrades during 2009, partially offset by a decrease in Thermage tip revenue.

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

Stock-Based Compensation

For the years ended December 31, 2010 and 2009 and 2008, employee and non-employee stock-based compensation expense were allocated as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$270	$241	$190
Sales and marketing	741	1,244	1,449
Research and development	303	273	385
General and administrative	1,188	1,486	1,655

Total stock-based compensation expense	$2,502	$3,244	$3,679

At December 31, 2010, the total compensation cost related to stock-based awards granted or modified to employees and directors but not yet recognized was approximately $3.4 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over the remaining weighted average period of approximately 4.2 years.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $98,000, $1,000 and $6,000 for the years ended December 31, 2010 and 2009 and 2008, respectively.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. For a detailed explanation of the adjustments made to comparable GAAP measures, the reasons why management uses these measures, the usefulness of these matters and the material limitation of these measures, see items (1) – (7) below.

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2010	2009	2008
GAAP Gross margin	$69,532	$58,253	$41,615

GAAP gross margin as % of sales	63%	59%	73%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$69,532	$58,253	$41,615
Amortization and other non-cash acquisition related charges (1)	3,825	5,757	196
Stock-based compensation (4)	270	241	190

Non-GAAP gross margin	$73,627	$64,251	$42,001

Non-GAAP gross margin as % of sales	66%	65%	74%

GAAP loss from operations	$(1,871)	$(11,583)	$(17,610)
Non-GAAP adjustments to net loss from operations:
Acquired in-process research and development (6)	—	—	9,060
Amortization and other non-cash acquisition related charges (1)	5,157	7,077	290
Severance expenses (2)	55	118	977
Acquisition-related expenses (3)	1,087	—	1,487
Stock-based compensation (4)	2,502	3,244	3,680

Non-GAAP income (loss) from operations	$6,930	$(1,144)	$(2,116)
Depreciation expenses (5)	2,926	2,708	1,405

Non-GAAP EBITDA	$9,856	$1,564	$(711)

GAAP net loss	$(2,020)	$(11,192)	$(16,393)
Non-GAAP adjustments to net loss:
Acquired in-process research and development (6)	—	—	9,060
Amortization and other non-cash acquisition related charges (1)	5,157	7,077	290
Severance expenses (2)	55	118	977
Acquisition-related expenses (3)	1,087	—	1,487
Loss on investments (7)	—	—	1,088
Stock-based compensation (4)	2,502	3,244	3,680

Non-GAAP net income (loss)	$6,781	$(753)	$189

GAAP basic net loss per share	$(0.03)	$(0.23)	$(0.67)
Non-GAAP adjustments to basic loss per share:
Acquired in-process research and development (6)	—	—	$0.37
Amortization and other non-cash acquisition related charges (1)	$0.09	$0.15	$0.01
Severance expenses (2)	$0.00	$0.00	$0.04
Acquisition-related expenses (3)	$0.02	—	$0.06
Loss on investments (7)	—	—	$0.05
Stock-based compensation (4)	$0.04	$0.07	$0.15

Non-GAAP basic net income (loss) per share	$0.12	$(0.02)	$0.01

Non-GAAP diluted net income (loss) per share	$0.11	$(0.02)	$0.01

GAAP weighted average shares outstanding used in calculating basic net loss per share	58,908,611	47,848,258	24,506,673

GAAP weighted average shares outstanding used in calculating diluted net loss per share	58,908,611	47,848,258	24,506,673
Adjustments for dilutive potential common stock	2,056,496	—	1,044,290

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	60,965,107	47,848,258	25,550,963

The Non-GAAP financial measures are non-GAAP gross margin, non-GAAP gross margin as a % of sales, non-GAAP operating income, non-GAAP adjusted EBITDA, non-GAAP net income and non-GAAP net income per share, which adjust for the following items: in-process R&D, amortization of acquired intangibles and other non-cash acquisition-related charges, severance expenses, acquisition-related expenses, loss on investments and stock-based compensation expense. We believe that the presentation of these non-GAAP financial measures is useful for investors, and as such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

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

(6)

Acquired in-process research and development constitute non-cash charges that vary significantly in size and amount depending on the business combination and, therefore, are disregarded by our management when evaluating our ongoing performance and/or predicting our earnings trends. We believe it is useful to investors to understand the specific impact of these charges on our operating results.

(7)

Loss on investments relate to the sale and maturity of our marketable securities. These losses or gains can vary significantly in size and amount. Our management excludes these losses or gains when evaluating our ongoing performance and/or predicting our earnings trends, and therefore excludes these items when presenting non-GAAP financial measures.

Liquidity and Capital Resources

On December 31, 2010, we had working capital of $34.0 million, which included $36.9 million of cash and cash equivalents.

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

In March 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“Lender”) for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, we entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. On October 15, 2010, we entered into a fourth amendment to the Loan Agreement, which authorized us to consummate the acquisition of CLRS Technology Corporation on October 15, 2010. Borrowings under the original revolving loan facility accrue interest at prime plus 1.00% per annum, subject to a minimum of 5.00% per annum. Borrowings under the secured term loan facility accrue interest at a per annum rate equal or greater of (i) 4.44% or (ii) the three-year U.S. treasury note yield on the funding date plus 3.00. Interest on borrowings under the revolving loan facility is payable monthly. The secured term loans are payable in 33 equal monthly payments of principal and interest. The Loan Agreement contains certain financial covenants requiring us to maintain a minimum liquidity ratio and minimum EBITDA. We were in compliance with these covenants as of December 31, 2010. At December 31, 2010, $8.0 million was outstanding on the revolving loan facility and $1.6 million was outstanding on the secured term loan. We repaid all funds drawn from the revolving loan facility in January 2011.

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

In the fourth quarter of 2008, in anticipation of the acquisition of Reliant Technologies, Inc., we drew down on funds from a margin account with JP Morgan Chase, collateralized by our marketable investments. Pursuant to the terms of credit offered by JP Morgan Chase, we may borrow up to 75% of the market value of our investment account at an interest rate of the 30-day Libor rate plus 100 basis points. We had no marketable securities as of December 31, 2010, and accordingly, the margin account had a zero balance as of that date.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing credit facilities, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In order to meet our future liquidity needs, we may seek additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. Any future equity financing would result in dilution to our stockholders. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Term loans	$1,626	$1,528	$98
Operating leases	2,851	1,226	1,625
Purchase commitments	7,699	7,699	—

Total contractual obligations	$12,176	$10,453	$1,723

Cash Flows for the Years Ended December 31, 2010, December 31, 2009 and December 31, 2008

Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities was $10.2 million in the year ended December 31, 2010, compared to net cash of $6.8 million used in operating activities in the prior year ended December 31, 2009. Net cash used in operating activities was $1.9 million for the year ended December 31, 2008. During the year ended December 31, 2010, cash was provided by a $3.0 million decrease in inventory, primarily due to higher sales during the period and tighter management of inventory purchases, a $0.6 million decrease in accounts receivable, due to successful collection efforts at the end of the period, and $9.2 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by cash used due to a $1.1 million increase in prepaid expenses and other current assets and a $1.1 million decrease in deferred revenue. During the year ended December 31, 2009, cash was used to fund an increase of $7.6 million in accounts receivable that was primarily due to increased revenue and a higher percentage of sales late in the period, a decrease of $2.5 million in accrued and other liabilities, a $1.4 million decrease in accounts payable, and a $0.7 million increase in prepaid expenses and other current assets. These were partially offset by cash used due to a decrease of $3.7 million in accrued restructuring, $2.9 million of cash provided by a decrease in inventory and $0.2 million net cash provided from net loss after adjusting for non-cash items. The decrease in inventory during 2009 was primarily due to sales during the period supplemented by tighter management of inventory purchases. During 2008, cash used for changes in assets and liabilities of $1.8 million was primarily from use of cash from a decrease in accrued and other liabilities of $5.3 million, increase in prepaid expenses and other current assets of $1.7 million and increase in inventories of $0.8 million. This use of cash was partially offset by cash provided from an increase in accrued restructuring of $3.5 million, a decrease in accounts receivable of $1.9 million and an increase in accounts payable of $0.6 million. The decrease in accrued and other liabilities was due to lower payroll and related expenses. The increase in accrued restructuring is primarily due to the termination of employees and restructuring of facilities related to the Reliant acquisition. The increase in prepaid expenses and other current assets was primarily due to an increase of prepaid income taxes and deferred tax assets and an increase in prepayment related to inventory purchases and other prepayments. The increase in inventories was primarily due to lower than anticipated sales in the fourth quarter of 2008. Lower accounts receivable balance was primarily due to a decrease in sales during the fourth quarter of 2008.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $3.3 million for the year ended December 31, 2010. Net cash provided by investing activities was $15.0 million and net cash used in investing activities was $13.1 million for the years ended December 31, 2009 and December 31, 2008, respectively. During 2010, net cash of $2.0 million was used for payments to acquire property and equipment and $1.2 million was used for the acquisition of Aesthera Corporation and CLRS, net of cash received. Our investing activities in 2009 consisted principally of sales and maturities related to our marketable securities of $18.0 million, partially offset by the purchases of property and equipment of $1.8 million and transaction cost payments, net of escrow settlement relating to the Reliant acquisition of $1.1 million. On December 23, 2008, we acquired Reliant Technologies, Inc. We used $25.4 million in cash to acquire the company and to pay transaction costs associated with the acquisition. We provided $5.0 million of debt financing to Reliant prior to the acquisition in accordance with the merger agreement, and also made net payments of $0.5 million of expenses on behalf of Reliant prior to the acquisition. Additionally, capital expenditure in 2008 was $1.6 million, an amount higher than prior years, primarily due to preparation of our facilities for the relocation of Reliant operations from their Mountain View headquarters to our Hayward facilities at the beginning of January 2009, as well as capital expenditures in IT equipment and software to facilitate the integration of the two companies. We used the proceeds from sale of marketable investments to partially fund our acquisition of Reliant.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $15.2 million for the year ended December 31, 2010. Net cash used in financing activities was $1.0 million and net cash provided by financing activities was $8.8 million for the years ended December 31, 2009 and 2008, respectively. During 2010, we completed a private placement of units consisting of our common stock and warrants to purchase our common stock which resulted in net proceeds of $15.8 million in cash and we also received $1.0 million in proceeds from exercise of stock options and participation in our Employee Stock Purchase Plan, offset by net payments of $1.4 million on our term and revolving loans and $0.1 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. During 2009, we made net borrowings of $11.1 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $12.4 million on the margin account maintained with JP Morgan Chase related to our marketable investments. In addition there were proceeds from exercise of stock options and employee stock purchase of $0.4 million. In 2008, in addition to proceeds from exercise of stock options and employee stock purchase plans, cash was also provided by proceeds from a margin account collateralized by our marketable investments. We used cash to pay off several Reliant notes payable subsequent to the acquisition.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable used to allocate revenue. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. Our adoption of Topic 605 on January 1, 2011 will not have a material impact on our financial position, results of operations or cash flows.

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

Foreign Currency Risk

Currently, most of our sales and purchases are denominated in U.S. dollars though the amount of foreign-currency denominated revenue and expenses has been growing due to the expansion of our direct sales to end-users in foreign countries. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products as well as cause variability in our revenue, expenses, interest and other income (expense). We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

The following Financial Statement Schedule of the Registrant for the years ended December 31, 2009, 2008 and 2007 is filed as part of this Report as required to be included in Item 8 and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Page
Schedule II Valuation and Qualifying Accounts	109

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solta Medical, Inc.

We have audited the accompanying consolidated balance sheets of Solta Medical, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Solta Medical, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Solta Medical, Inc.

In our opinion, the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of Solta Medical, Inc. and its subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2009

Solta Medical, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of dollars, except share and per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$36,898	$14,744
Accounts receivable, net of allowance for doubtful accounts in 2010 and 2009 of $394 and $397, respectively	12,426	12,381
Inventories	10,549	14,117
Prepaid expenses and other current assets	5,906	4,748

Total current assets	65,779	45,990
Property and equipment, net	6,227	5,613
Purchased intangible assets, net	36,809	36,799
Goodwill	49,481	47,289
Other assets	249	458

Total assets	$158,545	$136,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,358	$6,065
Accrued liabilities	12,030	10,961
Accrued restructuring	—	7
Current portion of deferred revenue	3,428	4,534
Short-term borrowings	9,528	9,432
Customer deposits	441	529

Total current liabilities	31,785	31,528
Deferred revenue, net of current portion	969	612
Term loan, net of current portion	98	1,626
Non-current tax liabilities	3,372	1,862
Other liabilities	177	284

Total liabilities	36,401	35,912

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at December 31, 2010 and 2009
Issued and outstanding: none at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at December 31, 2010 and 2009
Issued and outstanding: 59,728,410 and 48,077,028 shares at December 31, 2010 and 2009, respectively	60	48
Additional paid-in capital	193,198	169,283
Deferred stock-based compensation	—	—
Accumulated deficit	(71,114)	(69,094)

Total stockholders’ equity	122,144	100,237

Total liabilities and stockholders’ equity	$158,545	$136,149

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2010	2009	2008
Net revenue	$110,932	$98,818	$56,681
Cost of revenue	41,400	40,565	15,066

Gross margin	69,532	58,253	41,615

Operating expenses
Sales and marketing	42,665	38,931	27,001
Research and development	16,324	16,246	9,502
General and administrative	14,627	14,659	13,662
Acquired in-process research and development	—	—	9,060
Litigation settlement gain	(2,213)	—	—

Total operating expenses	71,403	69,836	59,225

Loss from operations	(1,871)	(11,583)	(17,610)
Interest and other income	371	462	2,334
Interest and other expenses	(298)	(394)	(15)
Gain (loss) on investments	—	224	(1,088)

Loss before income taxes	(1,798)	(11,291)	(16,379)
Provision (benefit) for income taxes	222	(99)	14

Net loss	$(2,020)	$(11,192)	$(16,393)

Net loss per share — basic and diluted	$(0.03)	$(0.23)	$(0.67)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	58,908,611	47,848,258	24,506,673

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands of dollars, except share amounts)	Shares	Amount
Balances, December 31, 2007	23,605,415	$24	$99,588	$(4)	—	$(41,509)	$19	$58,118
Issuance of common stock for Reliant acquisition, net of issuance costs	23,599,762	24	61,383	—	—	—	—	61,407
Assumption of warrants upon Reliant acquisition	—	—	181	—	—	—	—	181
Exercise of stock options	391,551	—	536	—	—	—	—	536
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	5,005	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	157,090	—	323	—	—	—	—	323
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,663	—	—	—	—	3,663
Nonemployee stock compensation expense	—	—	6	—	—	—	—	6
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,393)	—	(16,393)
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)

Total comprehensive loss								(16,412)

Balances, December 31, 2008	47,758,823	48	165,680	(2)	—	(57,902)	—	107,824
Exercise of stock options	78,497	—	115	—	—	—	—	115
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	239,708	—	246	—	—	—	—	246
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,241	—	—	—	—	3,241
Nonemployee stock compensation expense	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	(11,192)	—	(11,192)

Balances, December 31, 2009	48,077,028	48	169,283	—	—	(69,094)	—	100,237
Issuance of common stock for Aesthera acquisition, net of issuance costs	2,435,897	2	4,748	—	—	—	—	4,750
Issuance of common stock in private placement, net of issuance costs	8,529,704	9	12,096	—	—	—	—	12,105
Fair value of warrants issued in private placement, net of issuance costs	—	—	3,690	—	—	—	—	3,690
Exercise of stock options	349,653	1	580	—	—	—	—	581
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	108,611	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	227,517	—	437	—	—	—	—	437
Employee stock-based compensation expense, net of estimated forfeitures	—	—	2,264	—	—	—	—	2,264
Nonemployee stock compensation expense	—	—	98	—	—	—	—	98
Tax benefit from exercise of stock options	—	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(2,020)	—	(2,020)

Balances, December 31, 2010	59,728,410	$60	$193,198	$—	$—	$(71,114)	$—	$122,144

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands of dollars)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(2,020)	$(11,192)	$(16,393)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,717	6,909	1,496
Amortization of premium on marketable investments	—	106	275
Realized loss (gain) on marketable securities	—	(224)	1,088
Write-off of acquired in-process research and development	—	—	9,060
Loss on disposal of property, plant and equipment	137	57	376
Stock-based compensation	2,502	3,244	3,679
Tax expense from stock option exercises	2	—	—
Provision for doubtful accounts	110	362	135
Provision for excess and obsolete inventory	737	961	233
Change in assets and liabilities:
Accounts receivable	600	(7,624)	1,904
Inventories	3,045	2,852	(789)
Prepaid expenses and other current assets	(1,072)	(703)	(1,717)
Other assets	244	(211)	10
Accounts payable	(118)	(1,432)	587
Accrued and other liabilities	(486)	2,476	(5,293)
Accrued restructuring	(7)	(3,691)	3,549
Deferred revenue	(1,051)	800	(80)
Customer deposits	(88)	241	(24)
Deferred rent	(50)	224	53

Net cash provided by (used in) operating activities	10,202	(6,845)	(1,851)

Cash flows from investing activities
Acquisition of property and equipment	(2,018)	(1,832)	(1,582)
Payments for acquisitions, net of cash acquired and escrow settlement	(1,243)	(1,139)	(25,388)
Pre-acquisition debt financing provided to Reliant	—	—	(5,000)
Pre-acquisition payment of expenses on behalf of Reliant, net	—	—	(548)
Purchase of marketable investments	—	—	(8,567)
Proceeds from sale of marketable investments	—	17,990	28,022

Net cash provided by (used in) investing activities	(3,261)	15,019	(13,063)

Cash flows from financing activities
Repayment of equipment leases	(29)	(6)	(1)
Repayment of loan agreement borrowings	(33,431)	(15,917)	(4,437)
Repayment of short-term margin account borrowings	—	(12,399)	(2,201)
Proceeds from exercise of stock options	581	115	536
Proceeds from employee stock purchase plan	437	246	323
Proceeds from loan agreement borrowings	32,000	26,975	14,600
Proceeds from equity financing	17,230	—	—
Payment of equity financing issuance costs	(1,435)	—	—
Cash settlement of vested restricted stock units	(140)	—	—

Net cash provided (used) by financing activities	15,213	(986)	8,820

Net increase (decrease) in cash and cash equivalents	22,154	7,188	(6,094)
Cash and cash equivalents at beginning of year	14,744	7,556	13,650

Cash and cash equivalents at end of year	$36,898	$14,744	$7,556

Supplemental disclosure of cash flow information
Cash paid for interest	$191	$294	$15
Cash paid for taxes	140	277	87

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	4,750	—	61,407
Issuance of warrants in connection with equity financing	3,690	—	—
Assumption of warrants to purchase common stock upon acquisition	—	—	181
Interest on note receivable	—	—	335
Accounts payable and accrued liabilities related to property and equipment purchases	179	109	584
Contingent consideration accrued in connection with CLRS acquisition	878	—	—
Issuance of common stock for vested restricted stock units	359	—	—

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All intercompany balances and transactions have been eliminated. During 2010, the Company established various international subsidiaries in several countries and the functional currency of these foreign subsidiaries is the U.S. dollar

Use of Estimates

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

Marketable investments are securities with maturities greater than ninety days but less than twelve months at the time of purchase. They are classified as current assets because they are available for use in the Company’s operations in the next twelve months. Marketable investments primarily consist of corporate debt securities and certificates of deposits and are classified as “available-for-sale” securities and therefore are carried at fair value.

Realized gains and losses on marketable investments are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on marketable investments classified as available-for-sale are excluded from earnings and reported in accumulated other comprehensive income, net of related tax effects, unless the unrealized holding losses are deemed to be other than temporary, in which case they are realized and included in earnings. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

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

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Marketable investments are also carried at fair value. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of the borrowings approximates their fair value. The carrying amounts of other assets and liabilities approximate their fair values based upon their nature and size.

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

One customer accounted for 11% of accounts receivable as of December 31, 2010 and another customer accounted for approximately 16% of accounts receivable as of December 31, 2009. No customers accounted for more than 10% of net revenues for the years ended December 31, 2010, 2009 and 2008. The Company’s customer base is shifting toward more direct and international customers which may increase the Company’s credit risk profile.

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

The following table summarizes net revenue by product:

	Years Ended December 31,
	2010	2009	2008
Systems	$46,364	$42,539	$13,573
Tips and other consumables	56,608	47,293	41,402

Net revenue from products	102,972	89,832	54,975
Services and other	7,960	8,986	1,706

Total net revenue	$110,932	$98,818	$56,681

The following table summarizes net revenue by geographic region (based on the ship to address on the invoice):

	Years Ended December 31,
	2010	2009	2008
North America	$50,307	$46,417	$29,741
Asia Pacific	34,116	24,680	13,444
Europe/Middle East	20,727	23,020	8,026
Rest of the world	5,782	4,701	5,470

Total net revenue	$110,932	$98,818	$56,681

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

Step 1 — The Company compares its fair value to its carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, the Company moves on to step 2. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. To date, the fair value of the Company has exceeded the carrying value and thus no goodwill impairment change has been recorded.

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

No goodwill impairment was identified through December 31, 2010.

Valuation of Long-Lived Assets and Purchased Intangible Assets

The Company reviews long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2010, there have been no such impairments.

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Revenue Recognition

Product revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred when title and risks and rewards of ownership have transferred to the customer and remaining obligations are considered perfunctory. For most of the Company’s product sales, transfer of title and risks and rewards of ownership occurs when product is shipped. Revenue is recorded net of customer and distributor discounts and rebates. For sales transactions in which collectability is not reasonably assured, the Company recognizes revenue upon receipt of cash payment.

The Company’s system sales in the United States have post-sale obligations of installation and training, as applicable. These obligations are fulfilled after product shipment. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-shipment obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company will defer all revenue until all elements are delivered or objective and reliable evidence of fair value has been determined for all undelivered elements.

The Company sells to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors do not include return rights. The Company typically recognizes revenues upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts warranty coverage. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products. Also, our distributors are responsible for obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and the Company may assist the distributor in the regulatory approval process, the responsibility belongs to the distributor. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

The Company also offers customers extended warranty service contracts. Revenue from the sale of extended service contracts is recognized on a straight-line basis over the period of the applicable extended contract. The Company also earns service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

In conjunction with the Reliant acquisition, the Company assumed an agreement with an external party to collaborate regarding the joint development and the worldwide commercialization of devices and accessories that incorporate Fraxel technology. Under the terms of this arrangement, the external party will make advance quarterly payments for the costs incurred in performing activities under the arrangement. As of December 31, 2010, all payments have been received on this agreement.

Warranty Obligations

The Company offers either a one or three year warranty for systems sold in the United States and a one year replacement parts warranty for systems sold to distributors outside of the United States. The Company also provides a warranty for its consumable products. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale in its warranty reserves. The costs are recorded in cost of revenue.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $397, $420 and $490 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Translation adjustments resulting from remeasuring the foreign currency denominated financial statements of the subsidiaries into U.S. dollars are included in the Company’s consolidated statements of operations. Translation gains and losses have not been significant to date.

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive. Such potentially dilutive shares are excluded from the computation of diluted nest loss per share when the effect would be to reduce net loss per share Therefore, in periods when a loss is reported, the calculation of basic and diluted loss per share results in the same value.

	Years Ended December 31,
	2010	2009	2008
Historical net income (loss) per share:
Numerator:
Net loss	$(2,020)	$(11,192)	$(16,393)

Denominator:
Weighted-average common shares outstanding	58,908,611	47,848,258	24,506,673

Basic and diluted net loss per share	$(0.03)	$(0.23)	$(0.67)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended December 31,
	2010	2009	2008
Options to purchase common stock	7,237,334	6,763,252	5,174,124
Common stock subject to repurchase	—	—	—
Common stock warrants	4,581,179	316,327	344,105
Restricted stock units	807,928	132,108	170,652
Common stock issuable under Employee Stock Purchase Plan	113,455	—	89,628

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

used to allocate revenue. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company’s adoption of Topic 605 on January 1, 2011 will not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (“Topic 820”), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. The Company’s adoption of Topic 820 on January 1, 2010 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — ACQUISITIONS

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

The Company’s consolidated financial statements include the results of operations of Reliant from the date of acquisition through December 31, 2010. The purchase price is the total of $25,000 cash paid, $61,407 for 23.6 million shares issued at the $2.60 average closing share price over the period two days before to two days after the merger announcement date, $181 fair value of assumed warrants and $4,051 in direct transaction costs. During the year ended December 31, 2009, the Company reached an agreement and received from escrow approximately $1,200 for an adjustment of the acquisition consideration from a shortfall in Reliant’s closing working capital compared to the amount stipulated in the merger.

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

The Company recorded an estimate for costs to terminate certain activities associated with the Reliant operations. The original restructuring accrual of $2,967 as of December 31, 2008 was principally related to the termination of 45 Reliant employees for $1,797 and restructuring of facilities of $1,170. As a result of payments and adjustment made during 2009 and 2010, the restructuring accrual was $0 at December 31, 2010.

The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach, using a discounted cash flow model, was used to determine the estimated fair values of the acquired intangible assets. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18% to 22% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. Under this approach the Company used the following methods to determine fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for the following four intangible assets: product technology, customer relationships, royalties intangible and product development contract. The relief from royalties method was used for the core technology and Fraxel trade name intangibles

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

with a royalty rate of 5% and 1%, respectively. The lost profits method (also referred to as the “with and without method”) was used for the non-compete agreement with a probability of competition rate of 10%. The Company utilized third-party market data (i.e. license agreements) to derive valuation assumptions used to fair value certain intangible assets, such as the Fraxel trade name and core technology.

Of the total original purchase price of $90,639, $41,090 was allocated to amortizable intangible assets. $37,200 of the amortizable intangible assets are being amortized using a straight-line method over their respective estimated useful lives of two to 12 years. The royalties intangible asset will be amortized using a straight-line method over its estimated useful life of 10 years once royalty revenues commence. During the quarter ended September 30, 2009, the Company reached an agreement and received from escrow approximately $1,200 related to an adjustment of the acquisition consideration due to a shortfall in Reliant’s closing working capital. As a result the original purchase price was reduced to $89,395.

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

The IPR&D is related to the development of three new products. The three significant IPR&D projects at date of acquisition were as follows: Project A – a next generation dual wave-length Fraxel re:store system; Project B – a body shaping product; and Project C – a resurfacing product for the professional market being developed in a collaborative partnership. At the date of acquisition, it was estimated that Project A would be completed in 2009, Project B would be completed in 2010 and Project C would be completed in 2011. Project A was completed in September 2009 and FDA clearance was received in October 2009. Project B is in clinical investigations and Project C is pending regulatory approval.

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

The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects includes development and technological difficulties, delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these reasons, actual results may vary significantly from estimated results.

The Company allocated the residual value of $48,158 to goodwill at December 23, 2008, and adjusted this amount to $47,289 during the year ended December 31, 2009 for adjustments to the acquisition consideration from a shortfall in Reliant’s closing working capital and adjustments to the valuation of inventory acquired, accrued restructuring and prepaid expenses.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were:

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

The unaudited pro forma financial information for the year ended December 31, 2008 combines the historical results for the Company for that year, with the historical results for Reliant as a separate entity, for the year ended December 31, 2008.

Year ended December 31, 2008
Net revenue	$127,761
Net loss	$(24,142)
Net loss per share — basic	$(0.99)
Net loss per share — diluted	$(0.99)

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

In connection with this transaction, the Company entered into a contingent consideration arrangement which potentially required payments ranging from $0 to $10,750 in shares of the Company’s common stock if certain revenue milestones are achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables are collected. The fair value of the contingent consideration recognized on the acquisition date of $280 was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

As of December 31, 2010 the fair value of the contingent consideration has been reduced to $0 to reflect the Company’s updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $280 gain was recognized in general and administrative expense in the Company’s condensed consolidated statement of operations during the year ended December 31, 2010, respectively.

As a result of the acquisition, the Company has expanded its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

The Company’s condensed consolidated financial statements include the results of operations of Aesthera from the date of acquisition through December 31, 2010.

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

For the period from February 26 to December 31, 2010, revenue from the sales of Aesthera products was $4,973. Net income associated with Aesthera products and operations cannot be determined given the integration of Aesthera operations within the Company.

Reliable information to provide pro forma financial disclosure on the Aesthera acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

CLRS Technology Corporation

On October 15, 2010, the Company acquired 100% of the common stock of CLRS Technology Corporation (“CLRS”), a privately held company for consideration consisting of the payment of approximately $1,021 of debt at the closing of the acquisition.

In connection with this transaction, the Company entered into a contingent consideration arrangement which may require additional payments if certain milestones related to revenue related from the sale of CLRS products and operating income of CLRS are achieved during 2011. The fair value of the contingent consideration recognized on the acquisition date of $878 was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) discount rate of 2.1% and 25.6% percent and (ii) probability of milestone achievement ranging from 0%-10%. As of December 31, 2010 the fair value of the contingent consideration had not changed.

As a result of the acquisition, the Company has expanded its product offerings by providing a consumer based treatment of acne to its customers through several retail channels.

The Company’s condensed consolidated financial statements include the results of operations of CLRS from the date of acquisition through December 31, 2010.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following summarizes the preliminary purchase price allocation of the CLRS acquisition:

Cash	$10
Inventory	50
Property and equipment	32
Intangible assets:
CLARO trade name	100
Customer relationships	200
Core/Developed Technology	800
Goodwill	774

Total assets acquired	1,966
Liabilities assumed:
Accounts payable	3
Accrued liabilities	64

Total liabilities acquired	67
Net acquired assets	$1,899

Of the total original purchase price of $1,899, $1,100 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of four to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach and the cost method approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using a 25.6% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the trade name intangibles with a royalty rate of 0.3%. The Company used the cost method approach to quantify the fair value of the product technology intangible, by using cumulative inflation rates ranging from 0% to 5.5%.

The Company allocated the residual value of $774 to goodwill. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise. Goodwill is not expected to be deductible for tax purposes.

For the period from October 15, 2010 to December 31, 2010, revenue from the sales of CLRS products was $15. Net income associated with CLRS products and operations cannot be determined given the integration of CLRS operations within the Company.

Reliable information to provide pro forma financial disclosure on the CLRS acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

During the year ended December 31, 2010, the Company incurred an aggregate $1,087 in acquisition-related costs related to the acquisitions of Aesthera and CLRS. These expenses are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the twelve months ended December 31, 2010.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 4 — BALANCE SHEET DETAIL

Cash and Cash Equivalents

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as such at December 31, 2010 and December 31, 2009.

Inventories, Net

Inventories, net consist of the following:

	December 31,
	2010	2009
Raw materials	$4,458	$4,705
Work-in-process	494	556
Finished goods	5,597	8,856

	$10,549	$14,117

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2010	2009
Leasehold improvements	$2,984	$2,908
Furniture and fixtures	1,371	1,258
Machinery and equipment	9,501	6,689
Software	1,789	1,516
Computers and equipment	1,727	2,304

	17,372	14,675
Less: Accumulated depreciation and amortization	(11,145)	(9,062)

	$6,227	$5,613

Depreciation and amortization expense related to property and equipment was $2,926, $2,708 and $1,405 for the years ended December 31, 2010, 2009 and 2008, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010 and CLRS Technology Corporation on October 15, 2010. The carrying amount and accumulated amortization expense of the acquired intangible assets at December 31, 2010 and 2009 were as follows:

December 31, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($3,423)	$17,897
Product technology	7 years	9,270	(2,678)	6,592
Future royalties contract	10 years	3,890	—	3,890

		34,480	(6,101)	28,379
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(669)	—
Non-compete agreement	2 years	500	(505)	—
Trade name	6 -10 years	3,980	(769)	3,211
Customer relationships	4 -12 years	6,310	(1,091)	5,219

		11,410	(3,034)	8,430

Total intangible assets		$45,890	($9,135)	$36,809

December 31, 2009	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	12 years	$18,420	($1,569)	$16,851
Product technology	7 years	9,270	(1,353)	7,917
Future royalties contract	10 years	3,890	—	3,890

		31,580	(2,922)	28,658
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(338)	282
Non-compete agreement	2 years	500	(255)	245
Fraxel trade name	10 years	3,580	(366)	3,214
Customer relationships	12 years	4,810	(410)	4,400

		9,510	(1,369)	8,141

Total intangible assets		$41,090	($4,291)	$36,799

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the years ended December 31, 2010 and 2009, the Company recorded amortization expense in the amount of $3,179 and $2,860 to cost of revenue and $1,612 and $1,340 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

As of December 31, 2010, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2011	3,343	1,136	4,479
2012	3,343	1,136	4,479
2013	3,343	1,136	4,479
2014	3,343	1,125	4,468
2015 and thereafter	15,007	3,897	18,904

	$28,379	$8,430	$36,809

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Years Ended December 31,
	2010	2009
Balance at beginning of period	$47,289	$48,158
Addition from acquisition	2,192	—
Valuation adjustments	—	375
Settlement from escrow account	—	(1,244)

Balance at end of period	$49,481	$47,289

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2010	2009
Payroll and related expenses	$4,436	$3,794
Royalties payable	355	1,277
Warranty	1,525	1,163
Professional fees	510	939
Accrued purchases	397	674
Other	4,807	3,121

	$12,030	$10,968

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Years Ended December 31,
	2010	2009
Balance at beginning of period	$1,163	$1,217
Additions from acquisition	240	—
Accruals for warranties issued during the period	2,772	1,287
Accruals related to pre-existing warranties
Settlements made during the period	(2,650)	(1,341)

Balance at end of period	$1,525	$1,163

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

	Years Ended December 31,
	2010	2009
Balance at beginning of period	$2,440	$2,603
Additions from acquisition	302	—
Payments received	3,990	3,238
Revenue recognized	(3,927)	(3,401)

Balance at end of period	$2,805	$2,440

The Company incurred costs of $927, $509 and $402 under extended warranty contracts during the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provided for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provided for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. On October 15, 2010, the Company entered into a fourth amendment to the Loan Agreement, which authorized the Company to consummate the acquisition of CLRS (see note 3). Other terms of the Loan Agreement remain unchanged. At December 31, 2010, $8,000 was outstanding on the revolving loan facility and $1,626 was outstanding on the secured term loan.

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

Aggregate annual principal payments due under the above term loans at December 31, 2010 are as follows:

Year Ending December 31,
2011	$1,528
2012	98

1,626
Less: Current portion	(1,528)

Noncurrent portion	$98

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

The Loan Agreement contains restrictions that include, among others, restrictions that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. As of December 31, 2010, the Loan Agreement contains financial covenants

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of December 31, 2010. The Company repaid all funds drawn from the revolving loan facility in January 2011.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Facility Lease Commitments

The Company leases its operating facilities under noncancelable operating leases, which expire at various times ranging from 2011 to 2013. The Company’s operating leases typically include renewal periods, which are at its option. Under the terms of these leases, the Company is responsible for its share of taxes, insurance and common area maintenance costs. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1,679, $1,428 and $1,344, respectively. A description of significant operating leases are as follows:

	Lease Expiration	Renewal Option
Corporate Headquarters, Hayward, California	March 2013	3-year renewal
Tokyo, Japan	October 2013	2-year renewal

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2010 are as follows:

Years Ending December 31,
2011	$1,226
2012	1,219
2013	406

$2,851

Purchase Commitments

The Company has noncancelable purchase commitments at December 31, 2010. These commitments include purchase obligations to contract manufacturers and suppliers for $7,699 which are all payable in 2011.

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

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual seeks monetary damages, a portion of which we believe are within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the trial date has been set for September 2011. We do not believe the final disposition of this action will have a material adverse effect on our operating results, financial condition or future cash flows. We believe that we have meritorious defenses in this action and intend to continue to defend the action vigorously.

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

NOTE 8 — STOCKHOLDER’S EQUITY

Convertible Preferred Stock

The Company’s Board of Directors has authorized 10,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2010 and 2009, there were no shares issued or outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. At December 31, 2010 there were 59,728,410 share of common stock outstanding. Common stockholders are entitled to dividends as and when declared by the board of directors subject to the prior rights of the preferred stockholders.

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

2006 Employee Stock Purchase Plan

On August 2, 2006, the board of directors adopted the 2006 Employee Stock Purchase Plan (“ESPP”). A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2006 Employee Stock Purchase Plan, eligible employees are permitted to purchase common stock through payroll deduction at a price of 85% of the lower market value as of the beginning or the end of the six-month offering period. Shares of common stock will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 900,000 shares; (ii) 2.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or (iii) such other amount as may be determined by the board of directors. Each offering period starts on the first trading day on or after May 15 and November 15 of each year. The Company issued 227,517, 239,708 and 157,090 shares of common stock under this plan during the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, 1,579,917 shares remained available for future issuance. In addition, on January 1, 2010, the Company added 900,000 shares to the Plan.

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

Shares of common stock approved under the 2006 Equity Incentive Plan will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 1,800,000 shares; (ii) 3.5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the board of directors. On January 1, 2010, the Company added 1,800,000 shares to the 2006 Equity Incentive Plan.

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

During the year ended December 31, 2008, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 170,652 shares of restricted stock units to certain employees. The value of the restricted stock award was based on the closing stock market price on the date of award. These restricted stock units vested over 13 months.

There were no restricted stock units approved or issued during the year ended December 31, 2009.

During the year ended December 31, 2010, the board of directors approved the issuance of 918,950 shares of restricted stock units to certain employees under the 2006 Equity Incentive Plan. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in 2010, 731,000 of the awards would be subject to vesting over three years if such units are earned by the achievement of certain corporate performance-based milestones. As of December 31, 2010, these milestones were not achieved. As a result, stock based compensation expense was not recognized for these awards in the year ended December 31, 2010. The remaining 187,950 restricted stock units granted in 2010 vest over three years.

In addition, the Company also awarded 7,500 shares of restricted stock units to a non-employee during the year ended December 31, 2010. The value attributable to these units was amortized on a straight line basis over the three month service period and the unvested portion of these units were revalued on June 15, 2010 based on the closing stock market price on June 15, 2010. The Company believes that the fair value of the units is more reliably measurable than the fair value of the services received.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Activity for the year end December 31, 2010 under the 1997 Stock Option Plan and 2006 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009	1,466,844	6,763,252	$2.85
Additional shares reserved	1,682,695	—	—
Options granted	(2,024,950)	2,024,950	1.97
Restricted stock units granted	(948,050)	—	—
Options exercised	—	(349,653)	1.66
Options repurchased or cancelled	1,201,215	(1,201,215)	3.19
Restricted stock units cancelled	202,163	—	—

Balance, December 31, 2010	1,579,917	7,237,334	$2.61

Information regarding stock options outstanding at December 31, 2010 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Terms (Years)	Aggregate Intrinsic Value
As of December 31, 2010
Options outstanding	7,237,334	$2.61	7.17	$8,058
Options vested and expected to vest	6,934,446	2.63	7.10	7,671
Options vested	4,295,655	3.05	6.20	4,327

The following table summarizes additional information regarding outstanding and exercisable stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.45 - $0.70	108,281	3.16	$0.56	102,374	$0.56
$1.00 - $1.00	1,514,669	8.09	$1.00	698,964	$1.00
$1.10 - $1.88	853,132	6.09	$1.41	592,159	$1.38
$1.90 - $1.90	1,094,469	4.46	$1.90	1,054,469	$1.90
$1.91 - $1.91	1,312,458	8.96	$1.91	269,580	$1.91
$1.98 - $4.22	1,092,619	8.22	$2.82	525,475	$3.19
$4.30 - $11.00	1,261,706	6.67	$6.66	1,052,634	$6.97

$0.45 - $11.00	7,237,334	7.16	$2.61	4,295,655	$3.05

Included in the above tables are non-employee stock options granted during the year ended December 31, 2008 for 7,500 shares of common stock. There were no non-employee stock options granted during December 31, 2010 or 2009. The Company had non-employee stock options outstanding for 444,958, 5,000 and 12,500 shares of common stock, respectively, at December 31, 2010, 2009 and 2008, at weighted

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

average exercise prices of $1.77, $0.45 and $2.76 per share, respectively. The non-employee options outstanding have a weighted average remaining contractual term of 7.88 and 2.24 years and an aggregate intrinsic value of $568 and $8 at December 31, 2010 and 2009, respectively.

The number of outstanding options vested and exercisable at December 31, 2010 was 4,295,655 options with a weighted average exercise price of $3.05 per share.

Information regarding common stock warrants outstanding at December 31, 2010 is summarized as follows:

	Number of Shares	Average Exercise Price	Remaining Contractual Terms (Years)
As of December 31, 2010	4,581,179	$4.38	2.25

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

On January 7, 2010, the Company entered into securities purchase agreements in connection with a private placement of its securities to sell and issue (i) an aggregate of 8,529,704 newly issued shares of its common stock and (ii) warrants to purchase an aggregate of 4,264,852 shares of common stock. The common stock and warrants were sold in units consisting of one share of common stock and a warrant to purchase one-half of a share of common stock for an aggregate purchase price of $2.02 per unit which was equal to the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The warrants have an exercise price of $2.121 per share, which represents a 5% premium over the closing price of the Company’s common stock on the NASDAQ Global Market on January 6, 2010. The holders have the right to net exercise any outstanding warrants for shares of the Company's common stock. The warrants are exercisable commencing on the six-month anniversary of the closing of the sale of securities and will expire five and a half years from the date of issuance.

The fair value of the warrants at the issuance date was estimated using the Black-Scholes model using the following assumptions: dividend yield of 0%, risk-free interest rate of 2.57%, expected volatility of 65.5%, and contractual life of 5.5 years. The estimated fair value of the warrants was $3,690 on the date of issuance and was recorded as additional paid-in capital within stockholder’s equity.

Stock Option Repricing in 2006

During March 2006, the Company repriced certain stock option awards held by 116 of its employees. Under the terms of this repricing, the Company repriced employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, the employees who were previously granted certain stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, the Company repriced options to purchase 447,565 shares and options to purchase 1,523,035 unvested shares having

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, the Company also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. The Company has accounted for the repricing and cancellation transactions as a modification and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. The Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repriced options, the Company recorded stock compensation expense of $0, $496 and $1,116 in the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Stock-based Compensation

During the years ended December 31, 2006 and 2005, the Company issued stock options to certain employees with exercise prices below the fair market value of the Company’s common stock at the date of grant, determined with hindsight. This deferred stock based compensation is amortized to expense on a straight-line basis over the period during which the Company’s options vest, generally four years. Amortization of deferred stock-based compensation was $0, $2 and $2 during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Valuation of Options Granted to Non-employees

During the year ended December 31, 2008, the Company issued options to non-employees. The Company did not issue any options to non-employees during the years ended December 31, 2010 and 2009. These options generally vest ratably over four years. The values attributable to these options are amortized on a straight line basis over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The value of the stock options granted were revalued at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	—	—	1.52%
Expected volatility	—	—	53%
Contractual life (years)	—	—	10

The weighted average estimate grant date fair values of the non-employee stock options was $2.74 per share for the year ended December 31, 2008.

The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $98, $1 and $6 for the years ended December 31, 2010, 2009 and 2008, respectively.

Valuation of Awards Granted to Employees

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	2.14%	2.09%	2.30%
Expected volatility	66%	59%	54%
Expected term (years)	5.00	4.58	4.23

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The assumptions used to value ESPP shares during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	0.20%	1.44%	2.17%
Expected volatility	68%	72%	52%
Expected term (years)	0.50	0.50	0.50

Total employee stock-based compensation expenses recorded during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Years Ended December 31,
	2010	2009	2008
Employee stock-based compensation expense:
Employee stock-based compensation expense	$2,120	$2,877	$3,447
Employee stock purchase plan	191	135	165
Restricted stock units	93	229	59

Total stock-based compensation expense	$2,404	$3,241	$3,671

During the years ended December 31, 2010, 2009 and 2008, the Company granted stock options to purchase an aggregate of 2,024,950, 2,410,480 and 2,741,600 shares of common stock with an estimated weighted-average grant-date fair value of $1.11, $0.61 and $1.40 per share, respectively. The total fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was $2,201, $3,204 and $5,276, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $160, $48 and $735, respectively. Net cash proceeds from the exercise of stock options were $579, $115 and $536 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employee stock-based compensation expense recognized in the years ended December 31, 2010, 2009 and 2008 was $2,487, $3,241 and $3,671, respectively. The expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 20010 and 2009, the Company had $3,370 and $4,295, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a remaining weighted-average period of 4.2 and 3.4 years, respectively.

At December 31, 2010 and 2009, the unrecognized compensation cost related to ESPP shares was $56 and $95, respectively, which will be recognized using the straight-line attribution method over 0.4 years. The weighted average estimated fair values of each stock issuance under the ESPP for the years ended December 31, 2010, 2009 and 2008 was $0.78, $0.63 and $0.91 per share, respectively.

At December 31, 2010 and 2009, the unrecognized compensation cost related to restricted stock unit awards was $191 and $19, respectively, which will be recognized using the straight-line attribution method over 2.16 and 0.06 years. The weighted average estimated fair values of each restricted stock unit issuance for the years ended December 31, 2010 and 2009 was $2.12 and $1.49 per share, respectively. There were no restricted stock units approved or issued during the year ended December 31, 2009.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Stock-based compensation expense recorded related to options granted to employees and non-employees, Employee Stock Purchase Plan, restricted stock unit awards and amortization of deferred stock based compensation was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$270	$241	$190
Sales and marketing	741	1,244	1,449
Research and development	303	273	385
General and administrative	1,188	1,486	1,655

Total stock-based compensation expense	$2,502	$3,244	$3,679

NOTE 9 — COMPREHENSIVE LOSS

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented are as follows:

	Years Ended December 31,
	2009	2009	2008
Net loss	$(2,020)	$(11,192)	$(16,393)
Unrealized loss on marketable investments, net of tax	—	—	(19)

Comprehensive loss	$(2,020)	$(11,192)	$(16,412)

NOTE 10 — INCOME TAXES

The components of loss before income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
Loss subject to domestic income taxes only	($1,693)	($11,275)	($16,378)
Loss subject to foreign income taxes only	(105)	(16)	(1)

	($1,798)	($11,291)	($16,379)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$114	($233)	($15)
State	76	119	29
Foreign	32	15	—

Total provision (benefit) for income taxes	$222	($99)	$14

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Net operating loss carryforwards	$37,247	$38,551
Research and development and alternative minimum tax credits	2,910	3,131
Depreciation	752	402
Deferred revenue	582	835
Other	6,872	4,367

Total deferred tax assets	48,363	47,286
Intangible assets	(13,629)	(13,760)

	34,734	33,526
Less: valuation allowance	(34,734)	(33,526)

Net deferred tax asset	$—	$—

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal benefit	3.18%	0.96%	0.21%
Foreign taxes	3.78%
Meals and entertainment	7.72%	1.31%	0.64%
Acquired In-Process R&D	—	—	18.80%
Other	(0.07)%	0.22%	0.08%
NOL Carryback	2.11%	(1.85)%	—
Benefit for research and development credit	0.00%	(0.84)%	(0.44)%
Stock-based compensation	28.19%	7.23%	6.30%
Transaction costs	20.56%
Tax reserves	4.30%	0.61%	0.18%
Change in valuation allowance	(23.27)%	25.48%	8.40%

Provision for taxes	12.50%	(0.88)%	0.17%

Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against its net deferred tax asset at December 31, 2010 and 2009. The valuation allowance increased by $1,208, increased by $2,175 and increased by $17,666 during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $113,500 and $85,100 for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2022 for federal and in 2014 for state purposes.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

As of December 31, 2010, the Company had research and development credit carryforwards of approximately $4,200 and $3,800 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2020. The California tax credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operation losses before utilization.

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

A reconciliation of the January 1, 2008 through December 31, 2010 amount of unrecognized tax benefits is as follows:

Beginning balance at January 1, 2008	$1,010
Increases (decreases) of unrecognized tax benefits taken in prior years	1,106
Increases (decreases of unrecognized tax benefits related to current year	553
Increases (decreases) of unrecognized tax benefits related to settlements	(28)

Beginning balance at December 31, 2008	2,641
Increases (decreases) of unrecognized tax benefits taken in prior years	(49)
Increases (decreases of unrecognized tax benefits related to current year	277

Ending balance at December 31, 2009	2,869
Increases (decreases) of unrecognized tax benefits taken in prior years	(185)
Increases (decreases of unrecognized tax benefits related to current year	163

Ending balance at December 31, 2010	$2,847

At December 31, 2010, the Company had $2,847 of unrecognized tax benefits, of which, $337 would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had approximately $51 accrued for estimated interest related to uncertain tax positions. For the 12 months ended December 31, 2010, the Company recorded estimated interest of $17. Penalties are immaterial at December 31, 2010.

The Company’s is subject to taxation in the U.S. and various states, for which tax years 2006 through 2010 remain subject to examinations by the major tax jurisdictions as of December 31, 2010. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

assessments historically with material impact to its financial results. In the event it receives an assessment for interest and/or penalties, such an assessment would be classified in the consolidated financial statements as income tax expense.

Management’s intent is to indefinitely reinvest undistributed earnings of $43 from its foreign subsidiaries. Accordingly no provision for Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company will be subject to United States income taxes.

NOTE 11 — LICENSE AGREEMENT

Through the acquisition of Reliant in December 2008, the Company had an exclusive, royalty bearing, worldwide license, with the right to sub-license, with Massachusetts General Hospital (“MGH”) to patent applications relating to some of the technology used in the Fraxel laser systems. This license, ongoing royalty obligations and all rights thereunder terminated on December 31, 2010, provided however that MGH has granted a non-assert provision that applies to all of our products in the professional marketplace.

NOTE 12 — LITIGATION SETTLEMENT GAIN

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. On June 20, 2007, the Company filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents. In addition, Alma paid the Company a non-returnable one-time amount of $2,250 in connection with this settlement. External legal fees incurred during the year ended December 31, 2010 in connection with the settlement was $37. In connection with this settlement, the Company has recorded a net gain of $2,213 in operating expenses during year ended December 31, 2010.

NOTE 13 — EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. The Company made no contributions under this plan for the years ended December 31, 2010, 2009 and 2008.

NOTE 14 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010, 2009 and 2008, the Company paid $75 each year to a member of its board of directors under the terms of a consulting agreement.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

During 2008 prior to the acquisition of Reliant, the Company provided $5,000 of debt financing to Reliant at an interest rate of 15% per annum, and also made net payments of $548 of expenses on behalf of Reliant.

NOTE 15 — SUPPLEMENTARY DATA — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2010:

	Quarters Ended
	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	Jun. 30, 2009	Mar. 31, 2009
Net revenue	$30,066	$24,851	$30,080	$25,935	$28,403	$17,753	$27,417	$25,245

Gross margin	$18,276	$15,741	$18,722	$16,793	$17,433	$10,442	$16,640	$13,738

Net income (loss)	$(190)	$(1,406)	$1,509	$(1,933)	$(256)	$(6,246)	$85	$(4,775)

Basic income (loss) per share	($0.00)	($0.02)	$0.03	($0.03)	($0.01)	($0.13)	$0.00	($0.10)

Diluted income (loss) per share	($0.00)	($0.02)	$0.02	($0.03)	($0.01)	($0.13)	$0.00	($0.10)

SCHEDULE II

SOLTA MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs, Recoveries and Adjustments	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2008	$82	$201	$66	$217
Year ended December 31, 2009	$217	$362	$182	$397
Year ended December 31, 2010	$397	$110	$113	$394

Valuation allowance for deferred tax assets
Year ended December 31, 2008	$13,685	$17,666	$—	$31,351
Year ended December 31, 2009	$31,351	$2,175	$—	$33,526
Year ended December 31, 2010	$33,526	$1,208	$—	$34,734

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures my deteriorate.

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issue by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

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

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2010.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(3)	Exhibits

Exhibit Number	Description
2.1[4]	Agreement and Plan of Merger and Reorganization dated as of July 7, 2008 by and among the Registrant, Relay Acquisition Company, LLC and Reliant Technologies, Inc.
2.2[12]	Agreement and Plan of Merger dated as of February 22, 2010 by and among Solta Medical, Inc., Apollo ATC Merger Corp., Aesthera Corporation and Dana Mead as Holder Representative.
3.1[1]	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.2[6]	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.
3.3[1]	Bylaws of the Registrant as currently in effect.
4.1[1]	Specimen Common Stock certificate of the Registrant.
4.2[1]	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.
4.3[12]	Form of Registration Rights Agreement dated January 2010 by and among the Registrant and certain shareholders.
4.4[13]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of January 8, 2010.
4.5[13]	Form of Warrant to Purchase Common Stock.
4.6[12]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of February 22, 2010.
4.7[12]	Lock-Up Agreement by and among Solta Medical, Inc. and certain investors, dated February 22, 2010.
10.1[1]	Form of Indemnification Agreement for directors and executive officers.
10.2[1]	1997 Stock Option Plan.
10.3[1]	2006 Equity Incentive Plan.
10.4[1]	2006 Employee Stock Purchase Plan.
10.5[1]

Sublease Agreement dated September 7, 2004 by and between the Registrant and iAnywhere Solutions, Inc. for office space located at 25881 and 25901 Industrial Boulevard, Hayward, California and exhibits thereto.

10.6[1]	Development and Supply Agreement dated October 1, 1997 by and between the Registrant and Stellartech Research Corporation and the amendments thereto.
10.7[1]	Service Agreement dated January 14, 2003 by and between the Registrant and Stellartech Research Corporation.
10.8[1]	Patent License and Settlement Agreement dated June 3, 2005 by and between the Registrant and Syneron.
10.9[1]	Restated and Amended Consulting Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D. and the amendments thereto.
10.10[1]	Restated and Amended Intellectual Property Assignment and License Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D.
10.11[1]	Employment Agreement dated January 7, 2005 by and between the Registrant and Stephen J. Fanning.
10.12[1]	Severance Benefit Plan effective as of February 1, 2005.
10.13[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock Units under the 2006 Equity Incentive Plan.

Exhibit Number	Description
10.14[2]	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock under the 2006 Equity Incentive Plan.
10.15[2]	Form of Notice of Grant for, and Terms and Conditions of, Stock Options under the 2006 Equity Incentive Plan.
10.16[3]	Employment Agreement dated November 5, 2007 by and between the Registrant and John F. Glenn.
10.17[5]	Form of Change of Control and Severance Agreement for Chief Executive Officer.
10.18[5]	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.
10.19[5]	Form of Change of Control and Severance Agreement for Vice Presidents.
10.20[9]	Customer Agreement between the Registrant and Bear Stearns, a division of J.P. Morgan Chase originally dated as of June 5, 2007.
10.21[7]	Loan and Security Agreement, dated as of March 9, 2009, by and between Registrant and Silicon Valley Bank.
10.22[7]	Unconditional Guaranty, dated as of March 9, 2009, by Reliant Technologies, LLC in favor of Silicon Valley Bank.
10.23[7]	Security Agreement, dated as of March 9, 2009, by and between Reliant Technologies LLC and Silicon Valley Bank.
10.24[8]	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 30, 2009.
10.25[10]	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 30, 2009.
10.26[13]	Form of Securities Purchase Agreement dated as of January 7, 2010.
10.27[14]	Third Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated March 31, 2010.
10.28[15]*

Amendment to Non-Competition and Non-Solicitation Agreement, Change of Control and Severance Agreement and Letter Agreement; Release of Claims, dated as of September 15, 2010 by and between Leonard C. DeBenedictis and the Company, and the Non-Competition and Non-Solicitation Agreement, dated as of July 6, 2008 by and between Leonard C. DeBenedictis and the Company.

10.29	Fourth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 15, 2010.
21.1	List of Subsidiaries.
22.1[16]	Published Report regarding matters submitted to vote of security holders.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Deloitte & Touche LLC, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 92).
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

[1]	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.
[2]	Incorporated by reference from our Current Report on Form 8-K dated February 13, 2007.

[3]	Incorporated by reference from our Current Report on Form 8-K dated January 4, 2008.
[4]	Incorporated by reference from our Current Report on Form 8-K/A dated July 11, 2008.
[5]	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
[6]	Incorporated by reference from our Current Report on Form 8-K dated January 12, 2009.
[7]	Incorporated by reference from our Current Report on Form 8-K dated March 9, 2009.
[8]	Incorporated by reference from our Current Report on Form 8-K dated March 25, 2009.
[9]	Incorporated by reference from our Annual Report on Form 10-K dated March 31, 2009.
[10]	Incorporated by reference from our Current Report on Form 8-K dated June 30, 2009.
[11]	Incorporated by reference from our Current Report on Form 8-K dated January 7, 2010.
[12]	Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-165618) filed with the Securities and Exchange Commission on March 22, 2010, as amended.
[13]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
[14]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2010.
[1][5]	Incorporated by reference from our Quarterly Report on Form 10Q dated November 3, 2010.
[1][6]	Incorporated by reference from our Current Report on Form 8-K dated June 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 16th day of March 2011.

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

Signature	Title	Date

/s/ STEPHEN J. FANNING Stephen J. Fanning	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ JOHN F. GLENN John F. Glenn	Chief Financial Officer (Principal Accounting Officer)	March 16, 2011

/s/ HAROLD L. COVERT Harold L. Covert	Director	March 16, 2011

/s/ EDWARD W. KNOWLTON, MD Edward W. Knowlton, MD	Director	March 16, 2011

/s/ CATHY L. MCCARTHY Cathy L. McCarthy	Director	March 16, 2011

/s/ MARK M. SIECZKAREK Mark M. Sieczkarek	Director	March 16, 2011

/s/ ERIC B. STANG Eric B. Stang	Director	March 16, 2011

/s/ LINDA GRAEBNER Linda Graebner	Director	March 16, 2011