Form 10-K/A
period 2010-12-31
SOLTA MEDICAL INC
filed 2011-04-13
CIK 1171298

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) of Solta Medical, Inc. (“Solta Medical”) for the fiscal year ended December 31, 2010 is being filed solely to amend a typographical error in Exhibit 32.1 “Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b)” (“Exhibit 32.1”) of Solta Medical’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011 (the “Original Filing”).This Amendment corrects the period covered by Solta Medical’s Annual Report on Form 10-K referenced in Exhibit 32.1 . No other changes have been made to the Original Filing and it is not reproduced in this Amendment. This Amendment does not reflect any events that have occurred subsequent to the Original Filing.

The registrant hereby amends and restates the following exhibit in section (a)(3) of “Item 15. Exhibits and Financial Statement Schedules” of the Form 10-K as follows:

Exhibit Number	Description
32.1	Amended and Restated Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10K/A for the fiscal year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 13th day of April 2011.

SOLTA MEDICAL, INC.

By:	/s/ STEPHEN J. FANNING
Stephen J. Fanning President and Chief Executive Officer

Exhibit Index to Form 10K/A

Exhibit Number	Description
2.1[4]	Agreement and Plan of Merger and Reorganization dated as of July 7, 2008 by and among the Registrant, Relay Acquisition Company, LLC and Reliant Technologies, Inc.
2.2[12]	Agreement and Plan of Merger dated as of February 22, 2010 by and among Solta Medical, Inc., Apollo ATC Merger Corp., Aesthera Corporation and Dana Mead as Holder Representative.
3.1[1]	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.2[6]	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.
3.3[1]	Bylaws of the Registrant as currently in effect.
4.1[1]	Specimen Common Stock certificate of the Registrant.
4.2[1]	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.
4.3[11]	Form of Registration Rights Agreement dated January 2010 by and among the Registrant and certain shareholders.
4.4[13]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of January 8, 2010.
4.5[13]	Form of Warrant to Purchase Common Stock.
4.6[12]	Registration Rights Agreement by and among Solta Medical, Inc. and certain investors, dated as of February 22, 2010.
4.7[12]	Lock-Up Agreement by and among Solta Medical, Inc. and certain investors, dated February 22, 2010.
10.1[1]	Form of Indemnification Agreement for directors and executive officers.
10.2[1]	1997 Stock Option Plan.
10.3[1]	2006 Equity Incentive Plan.
10.4[1]	2006 Employee Stock Purchase Plan.
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

10.29[17]	Fourth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 15, 2010.
21.1[17]	List of Subsidiaries.
22.1[16]	Published Report regarding matters submitted to vote of security holders.

Exhibit Number	Description
23.1[17]	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2[17]	Consent of Deloitte & Touche LLC, Independent Registered Public Accounting Firm.
24.1[17]	Power of Attorney (see page 92).
31.1[17]	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).
31.2[17]	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).
31.3	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).
31.4	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).
32.1	Amended and Restated Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).

*	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
[1]	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-136501), which was declared effective on November 9, 2006.
[2]	Incorporated by reference from our Current Report on Form 8-K dated February 13, 2007.
[3]	Incorporated by reference from our Current Report on Form 8-K dated January 4, 2008.
[4]	Incorporated by reference from our Current Report on Form 8-K/A dated July 11, 2008.
[5]	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
[6]	Incorporated by reference from our Current Report on Form 8-K dated January 12, 2009.
[7]	Incorporated by reference from our Current Report on Form 8-K dated March 9, 2009.
[8]	Incorporated by reference from our Current Report on Form 8-K dated March 25, 2009.
[9]	Incorporated by reference from our Annual Report on Form 10-K dated March 31, 2009.
[10]	Incorporated by reference from our Current Report on Form 8-K dated June 30, 2009.
[11]	Incorporated by reference from our Current Report on Form 8-K dated January 7, 2010.
[12]	Incorporated by reference from our Registration Statement on Form S-3 (Registration No. 333-165618) filed with the Securities and Exchange Commission on March 22, 2010, as amended.
[13]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2010.
[14]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2010.
[15]	Incorporated by reference from our Quarterly Report on Form 10Q dated November 3, 2010.
[16]	Incorporated by reference from our Current Report on Form 8-K dated June 3, 2010.
[17]	Incorporated by reference from our Annual Report on Form 10-K dated March 16, 2011.