Form 10-Q
period 2011-03-31
SOLTA MEDICAL INC
filed 2011-05-04
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2011 60,599,217 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant”, “Fraxel” and “Isolaz” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,904	$36,898
Accounts receivable	12,330	12,426
Inventories	12,050	10,549
Prepaid expenses and other current assets	6,968	5,906

Total current assets	66,252	65,779
Property and equipment, net	5,839	6,227
Purchased intangible assets, net	35,743	36,809
Goodwill	49,481	49,481
Other assets	242	249

Total assets	$157,557	$158,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,766	$6,358
Accrued liabilities	10,997	12,030
Current portion of deferred revenue	3,816	3,428
Short-term borrowings	9,254	9,528
Customer deposits	577	441

Total current liabilities	30,410	31,785
Deferred revenue, net of current portion	911	969
Term loan, net of current portion	—	98
Non-current tax liabilities	3,385	3,372
Other liabilities	157	177

Total liabilities	34,863	36,401

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 60,470,148 and 59,728,410 shares issued and outstanding at March 31, 2011and December 31, 2010, respectively.	60	60
Additional paid-in capital	194,773	193,198
Accumulated deficit	(72,139)	(71,114)

Total stockholders’ equity	122,694	122,144

Total liabilities and stockholders’ equity	$157,557	$158,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net revenue	$26,451	$25,935
Cost of revenue	8,390	9,142

Gross margin	18,061	16,793

Operating expenses
Sales and marketing	11,818	9,888
Research and development	3,565	4,119
General and administrative	3,726	4,512

Total operating expenses	19,109	18,519

Loss from operations	(1,048)	(1,726)
Interest income	14	6
Interest expense	(53)	(60)
Other income and expense, net	127	(89)

Loss before income taxes	(960)	(1,869)
Provision for income taxes	65	64

Net loss	$(1,025)	$(1,933)

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	59,900,703	57,007,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,025)	$(1,933)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,847	1,766
Loss on disposal of property, plant and equipment	10	1
Stock-based compensation	669	702
Tax expense from stock option exercises	6	4
Provision for doubtful accounts	3	92
Provision for excess and obsolete inventory	18	111
Change in assets and liabilities:
Accounts receivable	93	1,275
Inventories	(1,509)	(858)
Prepaid expenses and other current assets	(1,063)	574
Other assets	7	204
Accounts payable	(597)	(978)
Accrued and other liabilities	(907)	(623)
Accrued restructuring	—	(7)
Deferred revenue	330	(163)
Customer deposits	136	(47)
Deferred rent	(20)	(20)

Net cash (used in) provided by operating activities	(2,002)	100

Cash flows from investing activities
Acquisition of property and equipment	(519)	(334)
Payments for acquisition, net of cash acquired	—	(232)
Sales and maturities of marketable investments	—	—

Net cash used in investing activities	(519)	(566)

Cash flows from financing activities
Repayment of equipment leases	—	(27)
Repayment of loan agreement and short-term margin account borrowings	(8,373)	(8,348)
Cash settlement of vested restricted stock units	—	(140)
Proceeds from exercise of stock options	900	343
Proceeds from employee stock purchase plan	—	—
Proceeds from loan agreement borrowings	8,000	8,000
Proceeds from equity financing	—	17,230
Payment of equity financing issuance costs	—	(1,043)

Net cash provided by financing activities	527	16,015

Net (decrease) increase in cash and cash equivalents	(1,994)	15,549
Cash and cash equivalents at beginning of period	36,898	14,744

Cash and cash equivalents at end of period	$34,904	$30,293

Supplemental disclosure of cash flow information
Cash paid for interest	$51	$60
Cash paid for taxes	68	1
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	—	4,750
Issuance of warrants in connection with equity financing	—	3,690
Accounts payable and accrued liabilities related to property and equipment purchases	71	84
Accrued equity financing costs	—	341
Contingent consideration accrued in connection with Aesthera acquisition	—	280
Issuance of common stock for vested restricted stock units	132	341

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form10-K.

Significant Accounting Policies

The Company’s significant accounting policies that are disclosed in the Company’s Annual Report on Form 10-K filed on March 16, 2011 have not changed since December 31, 2010, except the Company’s Revenue Recognition policy (see note 3).

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

Reclassifications

To maintain comparability among the periods presented, the Company has reclassed the presentation of certain prior period amounts reported within interest income, interest expense and other income and expense presented in the accompanying Condensed Consolidated Statements of Operations. The reclassification had no impact to the total loss before income taxes in the periods presented.

Correction to the March 31, 2010 Financial Statements

Subsequent to the issuance of the March 31, 2010 condensed consolidated financial statements, management determined that fair value of the common stock warrants issued as part of the private placement financing in January 2010, previously reported as $5,251 within the Condensed Consolidated Statement of Cash Flows was incorrectly computed and should have been reflected as $3,690. The Company has corrected the amount within the supplemental disclosure of non-cash investing and financing activities in the accompanying Condensed Consolidated Statement of Cash Flows. This correction had no impact on operating, investing or financing cash flows, stockholders’ equity, or net loss for the period.

The following table summarizes net revenue by product:

	Three Months Ended
	March 31,
	2011	2010
Systems	$8,166	$9,767
Tips and other consumables	16,778	14,161

Net revenue from products	24,944	23,928
Services and other	1,507	2,007

Total net revenue	$26,451	$25,935

The following table summarizes net revenue by geographic region:

	Three Months Ended
	March 31,
	2011	2010
North America	$10,841	11,325
Asia Pacific	8,534	7,604
Europe/Middle East	5,764	5,728
Rest of the world	1,312	1,278

Total net revenue	$26,451	$25,935

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

Diluted net loss per share is the same as basic net loss per share for all periods presented because any potential dilutive common shares were anti-dilutive. Such potentially dilutive shares are excluded from the computation of diluted nest loss per share when the effect would be to reduce net loss per share. Therefore, in periods when a loss is reported, the calculation of basic and diluted loss per share results in the same value.

	Three Months Ended
	March 31,
Historical net loss per share:	2011	2010
Numerator:
Net loss	$(1,025)	$(1,933)

Denominator:
Weighted-average common shares outstanding	59,900,703	57,007,696

Basic and diluted net loss per share	$(0.02)	$(0.03)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended
	March 31,
	2011	2010
Options to purchase common stock	6,644,525	7,893,570
Common stock warrants	4,456,009	4,581,179
Restricted stock units	1,696,200	926,450
Common stock issuable under Employee Stock Purchase Plan	106,452	123,775

NOTE 3 — ACCOUNTING POLICY – REVENUE RECOGNITION

Revenue Recognition

Product revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred when title and risks and rewards of ownership have transferred to the customer and remaining obligations are considered perfunctory. For most of the Company’s product sales, transfer of title and risks and rewards of ownership occurs when the product is shipped. Revenue is recorded net of customer and distributor discounts and rebates. For sales transactions in which collectability is not reasonably assured, the Company recognizes revenue upon receipt of cash payment.

The Company sells to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors do not include return rights. The Company typically recognizes revenues upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products, as well as obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and the Company may assist the distributor in the regulatory approval process, the responsibility belongs to the distributor. The Company determines whether its remaining obligation in the sale is perfunctory prior to recording revenue. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

The Company also offers customers extended warranty service contracts. Revenue from the sale of extended service contracts is recognized on a straight-line basis over the period of the applicable extended contract. The Company also earns service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), amending the requirements for establishing separate units of accounting in a multiple element arrangement and requiring the allocation of arrangement consideration based on the relative selling price of each deliverable. ASU 2009-13 permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of 2011.The adoption of ASU 2009-13 did not have a significant effect to the Company’s revenue in this period of adoption.

The Company’s products and services will generally continue to qualify as separate units of accounting under ASU 2009-13. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable is considered a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item, the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In arrangements where the aforementioned criteria are not met, the deliverable is combined with the undelivered item(s) and revenue recognition is determined as one single unit.

The Company’s multi-element arrangements generally consist of the sale of systems and post-sale obligations like training or installation. These obligations are fulfilled after product shipment. For multi-element arrangements like these, the Company allocates revenue to all deliverables based on their relative selling prices since the deliverables qualify as separate units of accounting. In such circumstances, ASU 2009-13 establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. BESP reflects the Company’s best estimate of what the selling price of that element would be if it was sold regularly on a stand-alone basis, considering factors relevant to its pricing practices such as standalone sales prices of similar products, customer type, and geography. Amounts allocated to the deliverables are recognized as revenue upon delivery, provided all other revenue recognition criteria have been satisfied.

NOTE 4 — BALANCE SHEET DETAIL

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as such at March 31, 2011 and December 31, 2010.

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

Inventories, Net

Inventories, net consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$4,332	$4,458
Work-in-process	$465	494
Finished goods	$7,253	5,597

	$12,050	$10,549

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010 and CLRS Technology Corporation on October 15, 2010. The carrying amount and accumulated amortization expense of the acquired intangible assets at March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($3,928)	$17,392
Product technology	7 years	9,270	(3,009)	6,261
Future royalties contract	10 years	3,890	—	3,890

		34,480	(6,937)	27,543
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade Names	6 -10 years	3,980	(875)	3,105
Customer relationships	4 -12 years	6,310	(1,215)	5,095

		11,410	(3,210)	8,200

Total intangible assets		$45,890	($10,147)	$35,743

December 31, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($3,423)	$17,897
Product technology	7 years	9,270	(2,678)	6,592
Future royalties contract	10 years	3,890	—	3,890

		34,480	(6,101)	28,379
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(669)	—
Non-compete agreement	2 years	500	(505)	—
Trade name	6 -10 years	3,980	(769)	3,211
Customer relationships	4 -12 years	6,310	(1,091)	5,219

		11,410	(3,034)	8,430

Total intangible assets		$45,890	($9,135)	$36,809

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three months ended March 31, 2011 and 2010, the Company recorded amortization expense in the amount of $836 and $747 to cost of revenue and $229 and $362 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of March 31, 2011, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2011	$2,507	$852	$3,359
2012	3,343	1,136	4,479
2013	3,343	1,136	4,479
2014	3,343	1,125	4,468
2015 and thereafter	15,007	3,951	18,958

	$27,543	$8,200	$35,743

Goodwill

The changes in the carrying amount of goodwill are as follows:

	March 31, 2011	December 31, 2010
Balance at beginning of period	$49,481	47,289
Addition from acquisition	—	2,192

Balance at end of period	$49,481	$49,481

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
Payroll and related expenses	$4,047	$4,436
Royalties payable	54	355
Warranty	1,355	1,525
Professional fees	443	510
Accrued purchases	392	397
Other	4,706	4,807

	$10,997	$12,030

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$1,525	$1,163
Additions from acquisition	—	240
Accruals for warranties issued during the period	611	610
Settlements made during the period	(781)	(720)

Balance at end of period	$1,355	$1,293

Extended Warranty Service Contracts

The Company sells extended warranty service contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue, included as deferred revenue on the balance sheet, is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$2,805	$2,440
Additions from acquisition	—	302
Payments received	976	446
Revenue recognized	(946)	(964)

Balance at end of period	$2,835	$2,224

As of March 31, 2011, $1,924 of the extended warranty contracts was classified as current and $911 was classified as non-current. The Company incurred costs of $325 and $245 under extended warranty contracts during the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provided for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provided for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. On October 15, 2010, the Company entered into a fourth amendment to the Loan Agreement, which authorized the Company to consummate the acquisition of CLRS. Other terms of the Loan Agreement remain unchanged. At March 31, 2011, $8,000 was outstanding on the revolving loan facility and $1,253 was outstanding on the secured term loans.

As of March 31, 2011, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of March 31, 2011. The Company repaid all funds drawn from the revolving loan facility in April 2011.

NOTE 7 — CONTINGENCIES

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

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, the Company reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. On April 15, 2011, the District Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not the best practicable notice, as required by Federal Rule 23(c)(2)(B). The Court further advised that plaintiffs’ motion could be resubmitted and that notice should be provided to the class via first class mail, with the cost of such notice to be borne by Aesthera without reduction to the settlement fund. Plaintiffs have not yet submitted a revised motion, but we anticipate the parties will adjust the settlement to meet the Court’s term. Discovery in this action has been stayed since May 6, 2010, and on December 9, 2010, the Court extended that stay until March 9, 2011 so as to permit itself “an opportunity to review and rule upon [plaintiffs’] pending motion.” If the current process does not result in approval of a settlement, then we anticipate that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. We believe that we have meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court. We do not believe the final disposition of this action will have a material adverse effect on our financial statements and future cash flows.

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

	Three Months ended March 31,
	2011	2010
Stock-based compensation expense:
Employee stock-based compensation expense	$403	$562
Employee stock purchase plan	33	58
Restricted stock units	233	82

Total stock-based compensation expense	$669	$702

	Three Months ended March 31,
	2011	2010
Cost of revenue	$69	$74
Sales and marketing	226	215
Research and development	47	45
General and administrative	327	368

Total stock-based compensation expense	$669	$702

During the three months ended March 31, 2010, the board of directors approved the issuance of 918,950 shares of restricted stock units to certain employees under the 2006 Equity Incentive Plan. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in 2010, 731,000 of the awards would be subject to vesting over three years if such units are earned by the achievement of certain corporate performance-based milestones. As of December 31, 2010, these milestones were not achieved and accordingly the respective stock awards expired during the quarter ended March 31, 2011. As a result, no stock based compensation expense was recognized for these awards. The remaining 187,950 restricted stock units granted in the first three months of 2010 continue to vest over three years.

During the three months ended March 31, 2011, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 733,300 shares of restricted stock units and 886,400 shares of market stock units to certain employees. The value of the restricted stock awards was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market stock units at the issuance date was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 82.92% and 35.29%%, correlation coefficients of 1.0 and 0.2183, risk-free interest rate of 1.4%, and contractual life of 3 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

NOTE 9 — SUBSEQUENT EVENTS

On April 20, 2011, the Company entered into a fifth amendment to the Loan Agreement (see note 6), which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings for term loans borrowed under the secured term loan facility from December 31, 2013 to December 31, 2014. Other terms of the Loan Agreement remain unchanged .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7 ”Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 16, 2011.

Overview

We design, develop, manufacture and market professional and consumer aesthetic energy-based devices to address a range of skin issues brought on by the effects of aging, environmental factors or hormonal changes. Our patented and FDA-cleared systems use radiofrequency, or RF, energy to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin.

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

As of March 31, 2011, we had a global installed base of over 7,200 systems.

Net revenue for the three months ended March 31, 2011 increased 2% or $0.5 million, to $26.5 million, from $25.9 million in 2010, mainly from higher tip revenue and an increase in Aesthera products under the Isolaz brand name, partially offset by a decrease in upgrade and net system sales and a decrease in handpeice sales. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. As our procedures are generally elective, the slowing economy reduced demand for our procedures. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the three months ended March 31, 2011 and 2010, we derived 63% and 55% respectively, of our revenue from treatment tips and consumable sales, and 31% and 38% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

During 2010 and the first quarter of 2011, sales of treatment tips and consumables increased as a percentage of our revenue versus system sales due to the acquisition of Reliant and Aesthera, and revenue derived from sales of products and services within North America decreased as a percentage of our total revenue.

We market our professional products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. Distribution of our consumer product is through retail channels and our own web site and this product is currently only available in the United States. In the three months ended March 31, 2011 and 2010, we derived 41% and 44%, respectively, of our revenue from sales of our products and services within North America, and 59% and 56%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended March 31,
	2011	2010
North America	41%	44%
Asia Pacific	32%	29%
Europe/Middle East	22%	22%
Rest of the world	5%	5%

Total net revenue	100%	100%

We continue to believe our bifurcated sales force will serve us well. With the acquisition of Reliant and Aesthera, we have one of the largest North American direct sales forces in the industry, with about half of the sales force focusing on existing customers and sales of treatment tips, upgrades and training, and the remainder focusing on securing new accounts.

Future operating results are difficult to predict accurately. We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including prevailing economic conditions and our customers’ access to credit, the timing of introduction and the degree of acceptance of future product offerings, unanticipated interruptions and expenses related to our manufacturing operations, and the performance of our direct sales force and international distributors. The tight credit markets have limited the ability of some of our customers to obtain financing for the purchase of our products. We have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $26.4 million for the three months ended March 31, 2011, an increase of $0.5 million, or 2%, compared to $25.9 million for the three months ended March 31, 2010. This increase in net revenue is primarily due to an increase in tip revenue and an increase in Aesthera products and services under the Isolaz brand name of $0.4 million, partially offset by a decrease in upgrade and net system sales and a decrease in handpiece sales. System sales for the three months ended March 31, 2011 was $8.2 million, a decrease of $1.6 million, or 16%, compared to $9.8 million for the same period in 2010. Sales of treatment tips and other consumables was $16.8 million, an increase of $2.6 million, or 18%, compared to $14.2 million for the same period in 2010.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 68% of revenue for the three months ended March 31, 2011, compared with 65% of revenue for the same period in 2010. The increase in gross margin as a percent of revenue for the first quarter of 2011 when compared to the prior year period was primarily due to our sales for the quarter consisting of a relatively higher mix of tip sales in the first quarter of 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended March 31, 2011 was $11.8 million, an increase of $1.9 million, or 20%, compared to $9.9 million for the same period in 2010. The increase was primarily attributable to an increase of $1.2 million in headcount and related personnel and travel and entertainment expenses, an increase of $0.3 million in discretionary marketing expenses, an increase of $0.2 million in professional outside services, an increase of $0.1 million of amortization of intangibles and an increase of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses.

Research and Development. Research and development expenses consists primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended March 31, 2011 was $3.6 million, a decrease of $0.6 million, or 13%, compared to $4.1 million for the same period in 2010. The decrease was mainly due to a decrease of $0.7 million in headcount and related personnel expenses and a decrease of $0.2 million in amortization of intangibles, partially offset by an increase of $0.3 million in clinical studies and other R&D project costs.

General and Administrative. General and administrative expenses consists primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended March 31, 2011 was $3.7 million, a decrease of $0.8 million, or 17%, compared with $4.5 million for the same period in 2010. The decrease from the same period in the prior year was primarily due to a decrease of $0.8 million in acquisition related expense resulting from the acquisition of Aesthera in the first quarter of 2010, a decrease of $0.2 million in employee payroll and related expenses and a decrease of $0.1 million in bad debt expense, partially offset by an increase of $0.2 million in business insurance and an increase of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income increased $8,000, or 133%, to $14,000 for the three months ended March 31, 2011 from $6,000 for the same period in 2010. The increase is primarily due to higher average cash and cash equivalent balances during the first quarter of 2011.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense decreased by $7,000, or 12%, to $53,000 for the three months ended March 31, 2011 from $60,000 for the same period in 2010. The decrease is a result of lower debt balances during the first quarter of 2011.

Other Income and Expense, net. Net other income and expense consist primarily of activity resulting from foreign exchange gains and losses. Net other income and expense was net income of $127,000 and net expense of $89,000 in the three months ended March 31, 2011 and 2010, respectively. The net income increase in the first quarter of 2011 when compared to the same period in the prior year is primarily due to foreign exchange gains resulting from currency fluctuations during the first quarter of 2011.

Provision for Income Taxes. There was an income tax provision of $65,000 and $64,000 for the three months ended March 31, 2011 and 2010, respectively. The provision for income taxes for the first quarters of 2011 and 2010 primarily represents taxes in foreign and state jurisdictions.

Stock-Based Compensation

For the three months ended March 31, 2011 and 2010 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended March 31,
	2011	2010
Cost of revenue	$69	$74
Sales and marketing	226	215
Research and development	47	45
General and administrative	327	368

Total stock-based compensation expense	$669	$702

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. For a detailed explanation of the adjustments made to comparable GAAP measures, the reasons why management uses these measures, the usefulness of these matters and the material limitation of these measures, see items (1) – (4) below.

	Three Months Ended March 31,
	2011	2010
GAAP Gross margin	$18,061	$16,793

GAAP gross margin as % of sales	68%	65%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$18,061	$16,793
Amortization and other non-cash acquisition related charges (1)	845	860
Stock-based compensation (3)	69	74

Non-GAAP gross margin	$18,975	$17,727

Non-GAAP gross margin as % of sales	72%	68%

GAAP loss from operations	($1,048)	($1,726)
Non-GAAP adjustments to net loss from operations:
Amortization and other non-cash acquisition related charges (1)	1,074	1,221
Acquisition-related expenses (2)	—	824
Stock-based compensation (3)	669	702

Non-GAAP income from operations	$695	$1,021
Depreciation expenses (4)	782	656

Non-GAAP EBITDA	$1,477	$1,677

GAAP net loss	($1,025)	($1,933)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	1,074	1,221
Acquisition-related expenses (2)	—	824
Stock-based compensation (3)	669	702

Non-GAAP net income	$718	$814

GAAP basic net loss per share	($0.02)	($0.03)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges (1)	$0.02	$0.02
Acquisition-related expenses (2)	—	$0.01
Stock-based compensation (3)	$0.01	$0.01

Non-GAAP basic net income per share	$0.01	$0.01

Non-GAAP diluted net income per share	$0.01	$0.01

GAAP weighted average shares outstanding used in calculating basic net loss per share	59,900,703	57,007,696

GAAP weighted average shares outstanding used in calculating diluted net loss per share	59,900,703	57,007,696
Adjustments for dilutive potential common stock	4,282,730	1,407,199

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	64,183,433	58,414,895

The Non-GAAP financial measures are non-GAAP gross margin, non-GAAP gross margin as a % of sales, non-GAAP operating income, non-GAAP adjusted EBITDA, non-GAAP net income and non-GAAP net income per share, which adjust for the following items: amortization of acquired intangibles and other non-cash acquisition-related charges, severance expenses, acquisition-related expenses and stock-based compensation expense. We believe that the presentation of these non-GAAP financial measures is useful for investors, and as such measures are used by our management, for the reasons associated with each of the adjusting items as described below:

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(2)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(4)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

Liquidity and Capital Resources

On March 31, 2011, we had working capital of $36.0 million, which included $34.9 million of cash and cash equivalents.

In March 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“Lender”) for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, we entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. On October 15, 2010, we entered into a fourth amendment to the Loan Agreement, which authorized us to consummate the acquisition of CLRS Technology Corporation on October 15, 2010. On April 20, 2011, we entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings for term loans borrowed under the secured term loan facility from December 31, 2013 to December 31, 2014. Other terms of the Loan Agreement remain unchanged. The Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity ratio and minimum EBITDA. We were in compliance with these covenants as of March 31, 2010. At March 31, 2011, $8 million was outstanding on the revolving loan facility and $1.3 million was outstanding on the secured term loan. We repaid all funds drawn from the revolving loan facility in April 2011.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing credit facilities, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. We have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed beyond the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. Any future equity financing would result in dilution to our stockholders. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $2.0 million for the three months ended March 31, 2011 compared to net cash of $0.1 million provided by operating activities for the same period in 2010. During the first three months of 2011, cash was used for a $1.5 million increase in inventory, a $1.1 million increase in prepaid expenses and other current assets and a $1.5 million decrease in accounts payable and accrued liabilities. These were partially offset by $1.5 million in net cash provided from net loss after adjusting for non-cash items. During the first quarter of 2010, cash was provided by a decrease of $1.3 million in accounts receivable, a $0.6 million decrease in prepaid expenses and other current assets and $0.6 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by $0.9 million of cash used for an increase in inventory, a $1.0 million decrease in accounts payable and a $0.6 million decrease in accrued and other liabilities

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2011 compared with $0.6 million cash used in investing activities during the same period in 2010. During the first quarter of 2011, net cash of $0.5 million was used for payments to acquire property and equipment. During the first quarter of 2010, net cash of $0.4 million was used for payments to acquire property and equipment and $0.2 million was used for the acquisition of Aesthera, net of cash received.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2011 compared with $16.0 million of net cash provided by financing activities in the same period in 2010. During the first three months of 2011, we received $0.9 million in proceeds from exercise of stock options, partially offset by net payments of $0.4 million on our term loans. During the first three months of 2010, we completed a private placement offering which resulted in net proceeds of $16.2 million in cash and we also received $0.3 million in proceeds from exercise of stock options, offset by net payments of $0.3 million on our term and revolving loans and $0.1 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigation as discussed in Note 7 of the Notes to the Financial Statements disclosed in this Company’s Quarterly Report on Form 10-Q.

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

We incurred a loss of $2.0 million for the year ended December 31, 2010 and a loss of $1.0 million for the three months ended March 31, 2011. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

As a result of recent fluctuations in currency markets, our products priced in U.S. dollars may be more expensive relative to products of our foreign competitors, which could result in lower revenue and profit margins. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. dollars, and a significant proportion of our revenue is denominated in U.S. dollars, a growing proportion of our revenue and costs is denominated in other currencies, such as the Australian Dollar, Euro, Japanese Yen, and British Pound Sterling. In addition, the functional currency of the Company’s foreign subsidiaries is the U.S. dollar. As a result, our financial performance could be adversely affected by changes in the exchange rates of these currencies to the U.S. Dollar.

We may not be successful in selling and marketing our new products.

The commercial success of the products and technologies we develop will depend upon the acceptance of these products by physicians and their patients. It is difficult for us to predict how successful recently introduced products and procedures or products we are currently developing, will be over the long term. If the products we develop do not gain market acceptance, our revenues and operating results will suffer. In addition, we expect to face significant competition, in some cases from companies that are more established, market more widely known products and have greater resources than we do. We may not be able to differentiate our new products sufficiently from our competitors’ products to achieve significant market penetration. As a result of these factors, we may incur significant sales and marketing expenses for our new products without achieving commercial success, which could harm our business and our competitive position.

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

We may face problems with our acquisition of CLRS Technology Corporation.

On October 15, 2010 we completed our acquisition of CLRS Technology Corporation, or CLRS, a developer, manufacturer and marketer of a personal care light-based aesthetic system.

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition into the markets for our products. Any of these factors and the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of CLRS, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	unanticipated expenses related to integration of operations;

•	the possibility that we are unsuccessful in marketing directly to consumers, which is the market targeted by CLRS;

•	the impairment of relationships with customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2011, we had 90 issued U.S. patents, 72 pending U.S. patent applications, 53 issued foreign patents and 55 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Sales outside of North America accounted for 55%, 53% and 48% of our revenue for the years ended December 31, 2010, 2009 and 2008. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	reduced or no protection for intellectual property rights in some countries;

•	export restrictions, trade regulations and foreign tax laws;

•	regulation of the sale of the hydroflurocarbon used with our ThermaCool system;

•	fluctuating foreign currency exchange rates;

•	foreign certification and regulatory clearance or approval requirements;

•	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;

•	dependence on third-party distributors in some territories;

•	customs clearance and shipping delays;

•	political and economic instability;

•	natural disasters (such as earthquakes, hurricanes, tsunamis, floods or storms);

•	preference for locally produced products;

•	business interruption resulting from transitioning to direct sales from international distributors in certain international regions; and

•	difficulties in getting distributors to relinquish regulatory documentation.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and if we are unable to find a solution, our revenue may decline.

The recent earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan could have a negative impact on our international sales, our supply chain, our ability to deliver products, the cost of our products, and the demand for our products. As a result of these events, we may, in the future, encounter reduced demand from our Japanese customers and distributors. In addition, even if supply is not interrupted or delayed, or demand from Japanese customers and distributors is not reduced, shortages of key items in Japan may result in price increases, which our suppliers in Japan may seek to pass on to us. In addition, our suppliers outside of Japan may be unable to produce finished components as a result of Japanese related supply chain disruptions. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

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

While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. If we continue to create market demand for non-surgical, non-invasive or minimally invasive treatments, competitors will enter the market with other products making similar or superior claims. We expect that any competitive advantage we may enjoy from our current and future innovations may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our systems could become obsolete and our revenue will decline as our customers purchase competing products.

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

Negative publicity regarding our current or future products and procedures could harm demand, which would adversely affect sales and our financial performance.

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

Several components and materials that comprise our products are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

•	difficulty locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

•	delay in delivery due to our suppliers prioritizing other customer orders over ours;

•	damage to our brand reputation caused by defective components produced by our suppliers;

•	interruption or delay of supply due to a natural disaster affecting supplier’s operations;

•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and

•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

Even though we require training for users of our professional systems, there exists a potential for misuse, which could harm our reputation and our business.

Federal (US) regulations allow us to sell our professional systems to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our professional systems may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of our professional products by non-physicians. Outside the United States, our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of products. We do not supervise the procedures performed with our professional systems, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We, and our distributors, require purchasers of our professional products to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of our professional systems to companies that rent our systems to third parties without our approval, but cannot prevent an otherwise qualified physician from contracting with a rental company in violation of their purchase agreement with us. The use of our professional systems by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for various indications for our Thermage and Fraxel systems. In addition, 510(k) clearance has been obtained for various indications of our recently acquired Isolaz systems and CLARO products. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our product.

If we or our suppliers and subcontractors fail to comply with the FDA’s Quality System Regulation, our business would suffer.

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

To support the marketing of our products outside the United States, we must comply with and be certified to the ISO 13485: 2003 Quality Management System Standard. Failure to adequately maintain our ISO 13485: 2003 certifications may adversely impact or prevent the marketing of our products internationally. In markets where we sell through distributors, we primarily rely upon distributors to obtain all regulatory licenses, registrations and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such licenses, registrations and approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining regulatory licenses, registrations and approvals, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary licenses, registrations or approvals to market our products outside the United States, or if they fail to receive those licenses, registrations or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all.

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

Our officers, directors and principal stockholders, some holding more than 5% of our common stock, collectively control approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1[1]	Fifth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated April 20, 2011.

10.2	Form of Notice of Grant for, and Terms and Conditions of, Market Stock Units under the 2006 Equity Incentive Plan.

10.3	Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: May 4, 2011	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2011	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1[1]	Fifth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated April 20, 2011.

10.2	Form of Notice of Grant for, and Terms and Conditions of, Market Stock Units under the 2006 Equity Incentive Plan.

10.3	Amended and Restated 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.