Form 10-Q
period 2011-06-30
SOLTA MEDICAL INC
filed 2011-08-03
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 60,762,273 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant”, “Fraxel” and “Isolaz” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$37,108	$36,898
Accounts receivable	13,219	12,426
Inventories	13,541	10,549
Prepaid expenses and other current assets	6,241	5,906

Total current assets	70,109	65,779

Property and equipment, net	5,349	6,227
Purchased intangible assets, net	34,624	36,809
Goodwill	49,481	49,481
Other assets	578	249

Total assets	$160,141	$158,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,379	$6,358
Accrued liabilities	10,666	12,030
Current portion of deferred revenue	4,440	3,428
Short-term borrowings	8,874	9,528
Customer deposits	666	441

Total current liabilities	32,025	31,785
Deferred revenue, net of current portion	811	969
Term loan, net of current portion	—	98
Non-current tax liabilities	3,399	3,372
Other liabilities	137	177

Total liabilities	36,372	36,401

Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 60,743,211 and 59,728,410 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	61	60
Additional paid-in capital	196,053	193,198
Accumulated deficit	(72,345)	(71,114)

Total stockholders’ equity	123,769	122,144

Total liabilities and stockholders’ equity	$160,141	$158,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$28,954	$30,080	$55,405	$56,015
Cost of revenue	10,391	11,358	18,781	20,500

Gross margin	18,563	18,722	36,624	35,515

Operating expenses
Sales and marketing	11,915	11,429	23,733	21,317
Research and development	3,648	4,276	7,213	8,395
General and administrative	3,124	3,228	6,850	7,712
Litigation settlement gain	—	(2,241)	—	(2,213)

Total operating expenses	18,687	16,692	37,796	35,211

Income (loss) from operations	(124)	2,030	(1,172)	304
Interest income	19	11	33	18
Interest expense	(21)	(57)	(74)	(118)
Other income and expense, net	(9)	(228)	118	(317)

Income (loss) before income taxes	(135)	1,756	(1,095)	(113)
Provision for income taxes	71	247	136	311

Net income (loss)	$(206)	$1,509	$(1,231)	$(424)

Net income (loss) per share:
Basic	$(0.00)	$0.03	$(0.02)	$(0.01)

Diluted	$(0.00)	$0.02	$(0.02)	$(0.01)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	60,634,849	59,437,038	60,269,804	58,229,078

Diluted	60,634,849	61,530,085	60,269,804	58,229,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,231)	$(424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,730	3,717
Loss on disposal of property, plant and equipment	41	3
Stock-based compensation	1,481	1,320
Tax expense from stock option exercises	9	10
Provision for doubtful accounts	(74)	190
Provision for excess and obsolete inventory	70	413
Change in assets and liabilities:
Accounts receivable	(719)	2,010
Inventories	(3,072)	1,330
Prepaid expenses and other current assets	(336)	908
Other assets	(179)	226
Accounts payable	955	(50)
Accrued and other liabilities	(1,374)	(842)
Deferred revenue	704	(998)
Customer deposits	225	(15)
Deferred rent	(14)	(40)

Net cash provided by operating activities	216	7,758

Cash flows from investing activities
Acquisition of property and equipment	(620)	(895)
Payments for acquisition, net of cash acquired	—	(232)

Net cash used in investing activities	(620)	(1,127)

Cash flows from financing activities
Repayment of equipment leases	—	(27)
Repayment of loan agreement and short-term margin account borrowings	(16,752)	(16,706)
Cash settlement of vested restricted stock units	—	(140)
Proceeds from exercise of stock options	1,174	450
Proceeds from employee stock purchase plan	192	231
Proceeds from loan agreement borrowings	16,000	16,000
Proceeds from equity financing	—	17,230
Payment of equity financing issuance costs	—	(1,435)

Net cash provided by financing activities	614	15,603

Net increase in cash and cash equivalents	210	22,234
Cash and cash equivalents at beginning of period	36,898	14,744

Cash and cash equivalents at end of period	$37,108	$36,978

Supplemental disclosure of cash flow information
Cash paid for interest	$73	$118
Cash paid for taxes	102	6
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	—	4,750
Issuance of warrants in connection with equity financing	—	3,690
Accounts payable and accrued liabilities related to property and equipment purchases	144	326
Contingent consideration accrued in connection with Aesthera acquisition	—	157
Issuance of common stock for vested restricted stock units	132	359
Equity investment earned in the period	150	—

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

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

Correction to the June 30, 2010 Financial Statements

Subsequent to the issuance of the June 30, 2010 condensed consolidated financial statements, management determined that fair value of the common stock warrants issued as part of the private placement financing in January 2010, previously reported as $5,251 within the Condensed Consolidated Statement of Cash Flows was incorrectly computed and should have been reflected as $3,690. The Company has corrected the amount within the supplemental disclosure of non-cash investing and financing activities in the accompanying Condensed Consolidated Statement of Cash Flows. This correction had no impact on operating, investing or financing cash flows or net loss for the period.

The following table summarizes net revenue by product:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Systems	$11,553	$13,350	$19,720	$23,130
Tips and other consumables	15,831	14,396	32,608	28,543

Net revenue from products	27,384	27,746	52,328	51,673
Services and other	1,570	2,334	3,077	4,342

Total net revenue	$28,954	$30,080	$55,405	$56,015

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North America	$13,426	14,465	$24,267	25,962
Asia Pacific	9,594	9,651	18,128	17,256
Europe/Middle East	4,443	4,824	10,207	10,552
Rest of the world	1,491	1,140	2,802	2,245

Total net revenue	$28,954	$30,080	$55,404	$56,015

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

Diluted net loss per share is the same as basic net loss per share for certain periods presented because any potential dilutive common shares were anti-dilutive. Such potentially dilutive shares are excluded from the computation of diluted net loss per share when the effect would be to reduce net loss per share. Therefore, in periods when a loss is reported, the calculation of basic and diluted loss per share results in the same value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Historical net income (loss) per share:
Numerator:
Net income (loss)	$(206)	$1,509	$(1,231)	$(424)

Denominator:
Weighted-average common shares outstanding used in calculating basic net income (loss) per share	60,634,849	59,437,038	60,269,804	58,229,078

Dilutive potential common shares used in calculated diluted net income per share	—	2,093,047	—	—

Weighted-average common shares outstanding used in calculating diluted net income (loss) per share	60,634,849	61,530,085	60,269,804	58,229,078

Basic net income (loss) per share	$(0.00)	$0.03	$(0.02)	$(0.01)

Diluted net income (loss) per share	$(0.00)	$0.02	$(0.02)	$(0.01)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	6,153,367	3,783,618	6,153,367	7,832,979
Common stock warrants	4,279,952	—	4,279,952	4,581,179
Restricted stock units	1,692,130	—	1,692,130	—
Common stock issuable under Employee Stock Purchase Plan	111,992	117,565	111,992	117,565

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

The Company sells to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors do not include return rights. The Company typically recognizes revenues upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products, as well as obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and the Company may assist the distributor in the regulatory approval process, the responsibility belongs mainly to the distributor. The Company determines whether its remaining obligation in the sale is perfunctory prior to recording revenue. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

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

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition – Multiple Element Arrangements”. ASU 2009-13 amended the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. ASU 2009-13 permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of 2011.The adoption of ASU 2009-13 did not have a significant effect on the Company’s revenue in the period of adoption.

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds that mature in three months or less, are classified as such at June 30, 2011 and December 31, 2010.

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

Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$4,578	$4,458
Work-in-process	$331	494
Finished goods	$8,632	5,597

	$13,541	$10,549

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010 and CLRS Technology Corporation on October 15, 2010. The carrying amount and accumulated amortization expense of the acquired intangible assets at June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($4,432)	$16,888
Product technology	7 years	9,270	(3,340)	5,930
Future royalties contract	10 years	3,890	—	3,890

		34,480	(7,772)	26,708

Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade Names	6 -10 years	3,980	(981)	2,999
Customer relationships	4 -12 years	6,310	(1,393)	4,917

		11,410	(3,494)	7,916

Total intangible assets		$45,890	($11,266)	$34,624

December 31, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($3,423)	$17,897
Product technology	7 years	9,270	(2,678)	6,592
Future royalties contract	10 years	3,890	—	3,890

		34,480	(6,101)	28,379
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(669)	—
Non-compete agreement	2 years	500	(505)	—
Trade name	6 -10 years	3,980	(769)	3,211
Customer relationships	4 -12 years	6,310	(1,091)	5,219

		11,410	(3,034)	8,430

Total intangible assets		$45,890	($9,135)	$36,809

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and six months ended June 30, 2011, the Company recorded amortization expense in the amount of $835 and $1,671 to cost of revenue and $284 and $513 to operating expenses, respectively, and during the three and six months ended June 30, 2010, the Company recorded amortization expense in the amount of $799 and $1,546 to cost of revenue and $411 and $773 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of June 30, 2011, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2011	$1,672	$568	$2,240
2012	3,343	1,136	4,479
2013	3,343	1,136	4,479
2014	3,343	1,125	4,468
2015 and thereafter	15,007	3,951	18,958

	$26,708	$7,916	$34,624

Goodwill

The changes in the carrying amount of goodwill are as follows:

	June 30,	December 31,
	2011	2010
Balance at beginning of period	$49,481	47,289
Addition from acquisition	—	2,192

Balance at end of period	$49,481	$49,481

Equity Method Investment

The Company entered into an equity method investment in May 2011 with a privately held company and received approximately 12.5% of the fully diluted as-if converted outstanding capital stock of the investee, in exchange for entering into a Development and Supply Agreement with the Company. The Company will record the investment over the term of the agreement as a long-term other asset and deferred income in its consolidated balance sheet, and the Company will recognize the deferred income to earnings as it is earned over the term of the agreement. The fair value of the investment was determined based on a discounted cash-flow approach. The investment recorded during the three months ended June 30, 2011 is not material.

We may have the ability to exercise significant influence, but not control, over the investee, therefore the investment has been accounted for as an equity method investment. The Company records its share of the investee’s results of operations within other income and expense, net, in the Company’s consolidated statements of operations. Our share of the investees’ results of operations is not material for the three and six months ended June 30, 2011.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2011	2010
Payroll and related expenses	$4,443	$4,436
Royalties payable	54	355
Warranty	1,471	1,525
Professional fees	388	510
Accrued purchases	197	397
Other	4,113	4,807

	$10,666	$12,030

CLRS Contingent Consideration Liability

On October 15, 2010, the Company acquired 100% of the common stock of CLRS Technology Corporation (“CLRS”), a privately held company. In connection with this transaction, the Company entered into a contingent consideration arrangement which may require payments if certain milestones related to revenue from the sale of CLRS products and operating income of CLRS are achieved during 2011. The fair value of the contingent consideration liability recognized on the acquisition date of $878 was estimated by applying a probability weighted discounted cash-flow approach. As of June 30, 2011, the fair value of this contingent consideration liability has been reduced to $394 to reflect our updated assessment of the probabilities assigned to achieving the revenue milestones and accordingly a $484 gain was recognized in general and administrative expense in our condensed consolidated statement of operations during the three months ended June 30, 2011.

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$1,525	$1,163
Additions from acquisition	—	240
Accruals for warranties issued during the period	1,505	1,326
Settlements made during the period	(1,559)	(1,304)

Balance at end of period	$1,471	$1,425

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

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$2,805	$2,440
Additions from acquisition	—	302
Payments received	2,112	1,593
Revenue recognized	(1,960)	(1,981)

Balance at end of period	$2,957	$2,354

As of June 30, 2011, $2,146 of the extended warranty contracts was classified as current and $811 was classified as non-current. The Company incurred costs of $369 and $694 under extended warranty contracts during the three and six months ended June 30, 2011, respectively, and costs of $241 and $486 during the three and six moths ended June 30, 2010, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provided for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provided for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. On October 15, 2010, the Company entered into a fourth amendment to the Loan Agreement, which authorized the Company to consummate the acquisition of CLRS. On April 20, 2011, the Company entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings from December 31, 2013 to December 31, 2014. Other terms of the Loan Agreement remain unchanged. At June 30, 2011, $8,000 was outstanding on the revolving loan facility and $874 was outstanding on the secured term loans.

As of June 30, 2011, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of June 30, 2011. The Company repaid all funds drawn from the revolving loan facility in July 2011.

NOTE 7 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. The Company does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred. Also, the Company does not record any gain contingencies.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. The Company believes that this suit is without merit, and the Company intends to vigorously defend it. Although the Company does not expect that the final disposition of this litigation will have a material adverse effect on its financial results, the Company expects to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, the Company reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. Discovery in this action has been stayed since May 6, 2010, and on December 9, 2010, the Court extended that stay until March 9, 2011 so as to permit itself “an opportunity to review and rule upon [plaintiffs’] pending motion.” On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. If the process does not result in approval of a settlement, then the Company anticipates that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. The Company believes that it has meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court. The Company does not believe the final disposition of this action will have a material adverse effect on its financial statements and future cash flows.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual seeks monetary damages, a portion of which the Company believes is within our insurance limits, as well as attorney’s fees and costs of the action. Discovery in the matter is essentially complete and the trial date has been set for September 2011. The Company does not believe the final disposition of this action will have a material adverse effect on its operating results, financial condition or future cash flows. The Company believes that it has meritorious defenses in this action and intend to continue to defend the action vigorously.

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

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense:
Employee stock-based compensation expense	$371	$568	$774	$1,130
Employee stock purchase plan	389	52	85	110
Restricted stock units	52	(2)	622	80

Total stock-based compensation expense	$812	$618	$1,481	$1,320

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Cost of revenue	$95	$68	$164	$142
Sales and marketing	193	183	419	398
Research and development	95	85	142	130
General and administrative	429	282	756	650

Total stock-based compensation expense	$812	$618	$1,481	$1,320

During the six months ended June 30, 2010, the board of directors approved the issuance of 918,950 shares of restricted stock units to certain employees under the 2006 Equity Incentive Plan. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in 2010, 731,000 of the awards would be subject to vesting over three years if such units are earned by the achievement of certain corporate performance-based milestones. As of December 31, 2010, these milestones were not achieved and accordingly the respective stock awards expired during the quarter ended March 31, 2011. As a result, no stock based compensation expense was recognized for these awards. The remaining 187,950 restricted stock units granted in the first six months of 2010 continue to vest over three years.

During the six months ended June 30, 2011, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 1,142,330 shares of restricted stock units and 733,300 shares of market stock units to certain employees. The value of the restricted stock awards was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market stock units at the issuance date was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 82.92% and 35.29%%, correlation coefficients of 1.0 and 0.2183, risk-free interest rate of 1.4%, and contractual life of 3 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7”Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 16, 2011.

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of skin conditions brought on by the effects of aging, environmental factors or hormonal changes. Our products are patented and generally require FDA clearance and the CE Mark prior to marketing. The product technologies we use include radiofrequency, or RF, energy, to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin; lasers for skin resurfacing and the treatment of actinic keratosis; and intense pulsed light, IPL, for the treatment of mild to moderate acne and other dermatologic conditions.

We were incorporated in 1996 and received FDA clearance for our first Thermage RF system in 2002. Through a number of acquisitions, we added the Fraxel laser systems from Reliant Technologies in December 2008; the Isolaz (IPL) system from Aesthera Corporation in February 2010; and the Claro (IPL) personal care acne treatment device from CLRS in October 2010. Our latest product introduction is the CLEAR + BRILLIANT laser system, for which we received FDA clearance in May 2011.

As of June 30, 2011, we had a global installed base of over 7,400 systems.

Net revenue for the six months ended June 30, 2011 decreased 1% or $0.6 million, to $55.4 million, from $56.0 million in the same period in 2010, mainly from a decline in system upgrades, a decrease in system sales and handpiece sales, and a decrease in research and development revenue due to a research contract having ended in 2010, partially offset by higher tip revenue and contributions from the sale of the new CLEAR + BRILLIANT products which launched in April 2011. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the six months ended June 30, 2011 and 2010, we derived 59% and 51% respectively, of our revenue from treatment tips and consumable sales, and 36% and 41% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

During the first half of 2011, sales of treatment tips and consumables increased as a percentage of our revenue versus system sales, as compared to the same percentage in the first half of 2010, due to the acquisition of Aesthera and a decline in system upgrades.

We market our professional products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. Distribution of our consumer product is through retail channels and our own web site and this product is currently only available in the United States. In the six months ended June 30, 2011 and 2010, we derived 44% and 46%, respectively, of our revenue from sales of our products and services within North America, and 56% and 54%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
North America	46%	48%	44%	46%
Asia Pacific	33%	32%	33%	31%
Europe/Middle East	15%	16%	18%	19%
Rest of the world	6%	4%	5%	4%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $29.0 million for the three months ended June 30, 2011, a decrease of $1.1 million, or 4%, compared to $30.1 million for the three months ended June 30, 2010. This decrease in net revenue is primarily due to a decrease in system upgrades, a decrease in handpiece sales, and a decrease in research and development revenue due to a research contract having ended in 2010, partially offset by higher tip revenue, an increase in new system sales including contributions from the sale of the new CLEAR + BRILLIANT products which launched in April 2011. System sales for the three months ended June 30, 2011 was $11.6 million, a decrease of $1.8 million, or 13%, compared to $13.4 million for the same period in 2010. Sales of treatment tips and other consumables was $15.8 million, an increase of $1.4 million, or 10%, compared to $14.4 million for the same period in 2010.

Net Revenue decreased $0.6 million, or 1%, to $55.4 million from $56.0 million for the six months ended June 30, 2011 and 2010, respectively. This decrease was primarily due to a decline in system upgrades, a decrease in system sales and handpiece sales, and a decrease in research and development revenue due to a research contract having ended in 2010, partially offset by higher tip revenue and contributions from the sale of the new CLEAR + BRILLIANT products. System sales decreased $3.4 million or 15%, to $19.7 million from $23.1 million for the six months ended June 30, 2011 and 2010, respectively. Sale of treatment tips and other consumables increased by $4.1 million or 14%, to $32.6 million from $28.5 million for the six months ended June 30, 2011 and 2010, respectively.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 64% of revenue for the three months ended June 30, 2011, compared with 62% of revenue for the same period in 2010. The increase in gross margin as a percent of revenue for the second quarter in 2011 when compared to the prior year period was primarily due to our sales for the quarter consisting of a relatively higher mix of tip sales, and lower product excess and obsolescence costs.

Gross margin was 66% of revenue in the first half of 2011, compared with 63% of revenue in the first half of 2010.The increase in gross margin as a percent of revenue for the first half of 2011 when compared to the prior year period was primarily due to a higher mix of tip sales, and lower product excess and obsolescence costs.

Sales and Marketing. Sales and marketing expenses consists primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended June 30, 2011 was $11.9 million, an increase of $0.5 million, or 4%, compared to $11.4 million for the same period in 2010. The increase was primarily attributable to an increase of $0.3 million in employee payroll and related travel and entertainment expenses, an increase of $0.1 million in discretionary marketing expenses, and an increase of $0.3 million in professional outside services, offset by a decrease of $0.2 million in telecommunication, depreciation and allocated information technology and facility expenses.

Sales and marketing expenses increased $2.4 million, or 11%, to $23.7 million from $21.3 million in the first half of 2011 and 2010, respectively. The increase in the first half of 2011 was primarily attributable to and increase of $1.4 million in employee payroll and related travel and entertainment expenses, an increase of $0.4 million in discretionary marketing expenses, an increase of $0.5 million in professional outside services, and an increase of $0.1 million in amortization of intangibles.

Research and Development. Research and development expenses consists primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended June 30, 2011 was $3.6 million, a decrease of $0.6 million, or 15%, compared to $4.3 million for the same period in 2010. The decrease was mainly due to a decrease of $0.1 million in employee payroll and related personnel expenses, a decrease of $0.2 million in amortization of intangibles, a decrease of $0.2 million in clinical studies and other research and development project costs, and a decrease of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses.

Research and development expenses decreased $1.2 million, or 14% to $7.2 million from $8.4 million in the first half of 2011 and 2010, respectively. Compared to the first half of 2010, employee payroll and related expenses decreased by $0.8 million, clinical studies and other research and development projects decreased by $0.4 million, and amortization of intangibles decreased by $0.3 million, partially offset by an increase of $0.3 million in clinical studies and other research and development project costs.

General and Administrative. General and administrative expenses consists primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended June 30, 2011 was $3.1, a decrease of $0.1 million, or 3%, compared to $3.2 million for the same period in 2010. The decrease was primarily due to a decrease of $0.1 million in employee payroll and related personnel expenses, and a credit of $0.5 million resulting from the reversal of contingent consideration associated with the acquisition of CLRS, partially offset by an increase of $0.2 million in professional outside services, an increase of $0.2 million in sales and use taxes, and an increase of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses.

General and administrative expenses in the first half of 2011 was $6.9 million, a decrease of $0.8 million or 11%, compared with $7.7 million in the first half of 2010. The decrease from the prior year period was due to a decrease of $0.8 million in acquisition related expenses, a decrease of $0.3 million in employee payroll and related expenses, and a credit of $0.5 million resulting from the reversal of contingent consideration associated with the acquisition of CLRS, partially offset by an increase of $0.2 million in product liability claims, an increase of $0.2 million in professional outside services, an increase of $0.2 million in sales and use taxes and an increase of $0.2 million in business insurance.

Litigation Settlement. In May 2010, we settled patent-related litigation claims between us and a third party. Under this agreement, the parties granted each other a covenant not to sue under the patents in the suit and related patents. We received a one-time cash payment of $2.3 million and incurred external legal expense of $9,000 and $37,000 for the three and six months ended June 30, 2010, respectively. This resulted in a net litigation settlement gain of $2.24 million and $2.21 million in our statement of operations for the three and six months ended June 30, 2010, respectively.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income increased $8,000, or 73%, to $19,000 for the three months ended June 30, 2011 from $11,000 for the same period in 2010, and increased $15,000, or 83%, to $33,000 for the six months ended June 30, 2011 from $18,000 for the same period in 2010. The increase is primarily due to higher average cash and cash equivalent balances during the first half of 2011.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense decreased by $36,000, or 63%, to $21,000 for the three months ended June 30, 2011 from $57,000 for the same period in 2010, and decreased by $44,000, or 37%, to $74,000 for the three months ended June 30, 2011 from $118,000 for the same period in 2010. The decrease is a result of lower debt balances during the first half of 2011.

Other Income and Expense, net. Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net other income and expense was net expense of $9,000 and net expense of $228,000 in the three months ended June 30, 2011 and 2010, respectively, and net income of $118,000 and net expense of $317,000 in the six months ended June 30, 2011 and 2010, respectively. The net expense decrease in the first quarter and half of 2011 when compared to the same periods in the prior year is primarily due to foreign exchange gains resulting from currency fluctuations during the first quarter and half of 2011.

Provision for Income Taxes. There was an income tax provision of $71,000 and $247,000 for the three months ended June 30, 2011 and 2010, respectively, and $136,000 and $311,000 for the six months ended June 30, 2011 and 2010, respectively. The provision for income taxes for the second quarter and first half of 2011 and 2010 primarily represents taxes in foreign and state jurisdictions.

Stock-Based Compensation

For the three and six months ended June 30, 2011 and 2010 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Cost of revenue	$95	$68	$164	$142
Sales and marketing	193	183	419	398
Research and development	95	85	142	130
General and administrative	429	282	756	650

Total stock-based compensation expense	$812	$618	$1,481	$1,320

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. The Company believes that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company’s results of operation as determined in accordance with GAAP and that these measures should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures.

The non-GAAP financial measures presented are non-GAAP gross margin, non-GAAP gross margin as a % of sales, non-GAAP operating income, non-GAAP EBITDA, non-GAAP net income and non-GAAP net income per share. These non-GAAP financial measures, as defined by us, are adjusted to exclude one or more of the following items: in process research and development, amortization of acquired intangibles and other non-cash acquisition-related charges, severance expense, acquisition-related expenses, loss on investments and stock-based compensation expense.

We use non-GAAP financial measures as performance measures to supplement the financial information we present on a GAAP basis. We believe these non-GAAP financial measures provide useful information to investors and management for the reasons stated below.

•

Non-GAAP gross margin and non-GAAP gross margin as a % of sales provide useful information to investors regarding the Company’s gross margin by excluding from cost of sales non-cash items like amortization of acquisition related intangibles and stock-based compensation expenses. These costs are generally fixed at the time of acquisition or when the stock-based award is granted, are then expensed or amortized over several years and generally cannot be changed or influenced by management after acquisition or once granted. We further believe that excluding these charges can provide useful information to investors for the reasons stated in the footnotes to these respective items in the presentation that follows.

•

Non-GAAP operating income reflects our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as they exclude expenses that may not be regarded as reflective of ongoing operating results like severance expenses and acquisition related in-process research and development expenses, as well as those discussed in non-GAAP gross margin above. We further believe that excluding the identified expenses can provide useful information to investors for the reasons stated in the footnotes to these respective items in the presentation that follows.

•

Non-GAAP EBITDA enables investors to assess the Company’s compliance with financial covenants under its debt instruments. Our credit facility loans have financial covenants that use non-GAAP EBITDA as part of the measure.

•

Non-GAAP net income and non-GAAP net income per share, by excluding non-cash and one-time expenses like those discussed in non-GAAP gross margin and non-GAAP operating income measures above, provide useful information to investors and others in understanding and evaluating our financial results and future prospects in the same manner as management and in comparing financial results across accounting periods.

For a detailed explanation of the adjustments made to comparable GAAP measures and the reasons why management uses these adjustments, see items (1) – (7) below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP Gross margin	$18,563	$18,722	$36,624	$35,515

GAAP gross margin as % of sales	64%	62%	66%	63%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$18,563	$18,722	$36,624	$35,515
Amortization and other non-cash acquisition related charges (1)	844	1,142	1,689	2,002
Stock-based compensation (4)	95	68	164	142

Non-GAAP gross margin	$19,502	$19,932	$38,477	$37,659

Non-GAAP gross margin as % of sales	67%	66%	69%	67%

GAAP income (loss) from operations	($124)	$2,030	($1,172)	$304
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges (1)	644	1,430	1,718	2,651
Severance expenses (2)	—	55	—	55
Acquisition-related expenses (3)	120	139	120	963
Stock-based compensation (4)	812	618	1,481	1,320

Non-GAAP income from operations	$1,452	$4,272	$2,147	$5,293
Depreciation expenses (5)	763	742	1,545	1,398

Non-GAAP EBITDA	$2,215	$5,014	$3,692	$6,691

GAAP net income (loss)	($204)	$1,509	($1,231)	($424)
Non-GAAP adjustments to net income (loss):
Amortization and other non-cash acquisition related charges (1)	644	1,430	1,718	2,651
Severance expenses (2)	—	55	—	55
Acquisition-related expenses (3)	120	139	120	963
Stock-based compensation (4)	812	618	1,481	1,320

Non-GAAP net income	$1,370	$3,751	$2,088	$4,565

GAAP basic net income (loss) per share	($0.00)	$0.03	($0.02)	($0.01)
Non-GAAP adjustments to basic income (loss) per share:
Amortization and other non-cash acquisition related charges (1)	$0.01	$0.02	$0.03	$0.05
Severance expenses (2)	$0.00	$0.00	$0.00	$0.00
Acquisition-related expenses (3)	$0.00	$0.00	$0.00	$0.02
Stock-based compensation (4)	$0.01	$0.01	$0.02	$0.02

Non-GAAP basic net income per share	$0.02	$0.06	$0.03	$0.08

Non-GAAP diluted net income per share	$0.02	$0.06	$0.03	$0.08

GAAP weighted average shares outstanding used in calculating basic net income (loss) per share	60,634,849	59,437,038	60,269,804	58,229,078

GAAP weighted average shares outstanding used in calculating diluted net income (loss) per share	60,634,849	61,530,085	60,269,804	58,229,078
Adjustments for dilutive potential common stock	4,795,261	888,109	4,497,589	2,049,456

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	65,430,110	62,418,194	64,767,393	60,278,534

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(2)	Severance expenses include acquisition related severance expenses and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.

(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.

(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

Liquidity and Capital Resources

On June 30, 2011, we had working capital of $38.0 million, which included $37.1 million of cash and cash equivalents.

In March 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“Lender”) for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, we entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. On October 15, 2010, we entered into a fourth amendment to the Loan Agreement, which authorized us to consummate the acquisition of CLRS Technology Corporation on October 15, 2010. On April 20, 2011, the Company entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings for term loans borrowed under the secured term loan facility from December 31, 2013 to December 31, 2014. Other terms of the Loan Agreement remain unchanged. The Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity ratio and minimum EBITDA. We were in compliance with these covenants as of June 30, 2011. At June 30, 2011, $8 million was outstanding on the revolving loan facility and $0.9 million was outstanding on the secured term loan. We repaid all funds drawn from the revolving loan facility in July 2011.

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

Net Cash Provided by Operating Activities. Net cash provided in operating activities was $0.2 million for the first half of 2011 compared to net cash of $7.8 million provided by operating activities for the same period in 2010. During the first half of 2011, cash was used for a $3.1 million increase in inventory, a $0.7 million in increase in accounts receivable, a $0.3 million increase in prepaid expenses and other current assets and a $1.4 million decrease in accrued liabilities. These were partially offset by $4.0 million in net cash provided from net loss after adjusting for non-cash items, an increase in accounts payable of $1.0 million, an increase in deferred revenue of $0.7 million and customer deposits of $0.2 million. During the first half of 2010, cash was provided by a decrease of $2.0 million in accounts receivable, a $1.3 million decrease in inventory, a $0.9 million decrease in prepaid expenses and other current assets and $5.2 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by $1.0 million decrease in deferred revenue and a $0.9 million decrease in accrued and other liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.6 million for the first half of 2011 compared with $1.1 million cash used in investing activities during the same period in 2010. During the first half of 2011, net cash of $0.6 million was used for payments to acquire property and equipment. During the first half of 2010, net cash of $0.9 million was used for payments to acquire property and equipment and $0.2 million was used for the acquisition of Aesthera, net of cash received.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.6 million for the first half of 2011 compared with $15.6 million of net cash provided by financing activities in the same period in 2010. During half of 2011, we received $1.4 million in proceeds from exercise of stock options and the employee stock purchase plan, partially offset by net payments of $0.8 million on our term loans. During the first half of 2010, we completed a private placement offering which resulted in net proceeds of $15.8 million in cash and we also received $0.7 million in proceeds from exercise of stock options and the employee stock purchase plan, partially offset by net payments of $0.7 million on our term and revolving loans and $0.1 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units.

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

In addition, from time to time, we are subject to legal proceedings and claims with respect to such matters as patents, intellectual property rights, product liability claims and contractual disputes with distributors, suppliers and others, arising out of the normal course of business. Litigating claims of these types, whether or not ultimately determined in our favor or settled by us, is costly and diverts the efforts of management and other personnel from normal business operations. The results of legal proceedings cannot be predicted with certainty. The Company does not believe the final disposition of these matters will have a material adverse effect on the financial statements and future cash flows of the Company.

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

We incurred a loss of $2.0 million for the year ended December 31, 2010 and a loss of $1.2 million for the six months ended June 30, 2011. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Any of these factors and the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of CLRS, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

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

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We have incurred integration costs related to the acquisitions of Reliant and Aesthera Corporation. We may incur similar expenses in future periods as we complete our integration plan in connection with our acquisition of CLRS Technology Corporation, as well as expenses associated with evaluation of other potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2011, we had 94 issued U.S. patents, 70 pending U.S. patent applications, 55 issued foreign patents and 54 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We and our suppliers and subcontractors are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure, or the failure of our suppliers and subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

We may be unable to obtain or maintain international regulatory certifications or approvals for our current or future products and indications, which could harm our business.

To support the marketing of our products outside the United States, we must comply with and be certified to the ISO 13485: 2003 Quality Management System Standard. Failure to adequately maintain our ISO 13485: 2003 certifications may adversely impact or prevent the marketing of our products internationally. In markets where we sell through distributors, we primarily rely upon distributors to obtain all regulatory licenses, registrations and approvals required in countries outside of the United States, and these distributors may be unable to obtain or maintain such licenses, registrations and approvals. Our distributors may also incur significant costs in attempting to obtain and in maintaining regulatory licenses, registrations and approvals, which could increase the difficulty of attracting and retaining qualified distributors. If our distributors experience delays in receiving necessary licenses, registrations or approvals to market our products outside the United States, or if they fail to receive those licenses, registrations or approvals, we may be unable to market our products or product enhancements in international markets effectively, or at all.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1[1]	Fifth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated April 20, 2011.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: August 3, 2011	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2011	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1[1]	Fifth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated April 20, 2011.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2011.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.