Form 10-Q
period 2011-09-30
SOLTA MEDICAL INC
filed 2011-11-02
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 60,838,007 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Thermage”, “ThermaCool”, “NXT”, “Reliant”, “Fraxel” and “Isolaz” are registered trademarks in the United States and several other countries. All other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,164	$36,898
Accounts receivable	14,985	12,426
Inventories	15,061	10,549
Prepaid expenses and other current assets	8,929	5,906

Total current assets	72,139	65,779
Property and equipment, net	5,030	6,227
Purchased intangible assets, net	33,504	36,809
Goodwill	49,481	49,481
Other assets	587	249

Total assets	$160,741	$158,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,632	$6,358
Accrued liabilities	13,346	12,030
Current portion of deferred revenue	4,879	3,428
Short-term borrowings	8,489	9,528
Customer deposits	566	441

Total current liabilities	32,912	31,785
Deferred revenue, net of current portion	806	969
Term loan, net of current portion	—	98
Non-current tax liabilities	3,418	3,372
Other liabilities	117	177

Total liabilities	37,253	36,401

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 60,815,179 and 59,728,410 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	61	60
Additional paid-in capital	196,917	193,198
Accumulated deficit	(73,490)	(71,114)

Total stockholders’ equity	123,488	122,144

Total liabilities and stockholders’ equity	$160,741	$158,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$27,411	$24,851	$82,816	$80,866
Cost of revenue	9,519	9,110	28,300	29,610

Gross margin	17,892	15,741	54,516	51,256

Operating expenses
Sales and marketing	10,784	10,170	34,517	31,487
Research and development	3,665	4,135	10,878	12,530
General and administrative	4,275	3,290	11,125	11,002
Litigation settlement gain	—	—	—	(2,213)

Total operating expenses	18,724	17,595	56,520	52,806

Loss from operations	(832)	(1,854)	(2,004)	(1,550)
Interest income	19	27	52	45
Interest expense	(16)	(38)	(90)	(156)
Other income and expense, net	(306)	451	(188)	134

Loss before income taxes	(1,135)	(1,414)	(2,230)	(1,527)
Provision (benefit) for income taxes	10	(8)	146	303

Net loss	$(1,145)	$(1,406)	$(2,376)	$(1,830)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	60,785,015	59,519,116	60,443,429	58,663,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,376)	$(1,830)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,582	5,679
Loss on disposal of property, plant and equipment	61	46
Stock-based compensation	2,281	1,923
Tax expense from stock option exercises	—	8
Provision for doubtful accounts	(57)	306
Provision for excess and obsolete inventory	(43)	623
Change in assets and liabilities:
Accounts receivable	(2,502)	2,382
Inventories	(4,519)	2,283
Prepaid expenses and other current assets	(124)	402
Other assets	(188)	336
Accounts payable	(755)	(1,525)
Accrued and other liabilities	(1,480)	(2,899)
Deferred revenue	1,139	(777)
Customer deposits	125	(91)
Deferred rent	(14)	(53)

Net cash (used in) provided by operating activities	(2,870)	6,813

Cash flows from investing activities
Acquisition of property and equipment	(1,168)	(1,365)
Payments for acquisition, net of cash acquired	—	(232)

Net cash used in investing activities	(1,168)	(1,597)

Cash flows from financing activities
Repayment of equipment leases	—	(29)
Repayment of loan agreement and short-term margin account borrowings	(25,137)	(25,067)
Cash settlement of vested restricted stock units	—	(140)
Proceeds from exercise of stock options	1,249	461
Proceeds from employee stock purchase plan	192	231
Proceeds from loan agreement borrowings	24,000	24,000
Proceeds from equity financing	—	17,230
Payment of equity financing issuance costs	—	(1,435)

Net cash provided by financing activities	304	15,251

Net increase in cash and cash equivalents	(3,734)	20,467
Cash and cash equivalents at beginning of period	36,898	14,744

Cash and cash equivalents at end of period	$33,164	$35,211

Supplemental disclosure of cash flow information
Cash paid for interest	$87	$156
Cash paid for taxes	108	116
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	—	4,750
Issuance of warrants in connection with equity financing	—	3,690
Accounts payable and accrued liabilities related to property and equipment purchases	102	241
Contingent consideration accrued in connection with Aesthera acquisition	—	96
Issuance of common stock for vested restricted stock units	132	359
Equity investment earned in the period	150	—

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any future year.

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

Correction to the September 30, 2010 Financial Statements

Subsequent to the issuance of the September 30, 2010 condensed consolidated financial statements, management determined that fair value of the common stock warrants issued as part of the private placement financing in January 2010, previously reported as $5,251 within the Condensed Consolidated Statement of Cash Flows was incorrectly computed and should have been reflected as $3,690. The Company has corrected the amount within the supplemental disclosure of non-cash investing and financing activities in the accompanying Condensed Consolidated Statement of Cash Flows. This correction had no impact on operating, investing or financing cash flows or net loss for the period.

The following table summarizes net revenue by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Systems	$11,103	$9,294	$30,822	$32,424
Tips and other consumables	14,859	13,425	47,468	41,968

Net revenue from products	25,962	22,719	78,290	74,392
Services and other	1,449	2,132	4,526	6,474

Total net revenue	$27,411	$24,851	$82,816	$80,866

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North America	$11,951	10,972	$36,218	36,935
Asia Pacific	10,199	7,895	28,327	25,151
Europe/Middle East	4,058	4,764	14,265	15,315
Rest of the world	1,203	1,220	4,006	3,465

Total net revenue	$27,411	$24,851	$82,816	$80,866

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

Diluted net loss per share is the same as basic net loss per share for the periods presented because any potential dilutive common shares were anti-dilutive. Such potentially dilutive shares are excluded from the computation of diluted net loss per share when the effect would be to reduce net loss per share. Therefore, in periods when a loss is reported, the calculation of basic and diluted loss per share results in the same value.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Historical net loss per share:
Numerator:
Net loss	$(1,145)	$(1,406)	$(2,376)	$(1,830)

Denominator:
Weighted-average common shares outstanding used in calculating basic and diluted net loss per share	60,785,015	59,519,116	60,443,429	58,663,816

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	5,877,576	7,714,310	5,877,576	7,714,310
Common stock warrants	4,279,952	4,581,179	4,279,952	4,581,179
Restricted stock units	1,672,330	875,150	1,672,330	875,150
Common stock issuable under Employee Stock Purchase Plan	96,243	106,663	96,243	106,663

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

The Company sells to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors on all products except for the Claro product do not include return rights. For the Claro product, the Company estimates a returns reserve. The Company typically recognizes revenues upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products, as well as obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and the Company may assist the distributor in the regulatory approval process, the responsibility belongs mainly to the distributor. The Company determines whether its remaining obligation in the sale is perfunctory prior to recording revenue. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less, are classified as such at September 30, 2011 and December 31, 2010.

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

Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$5,018	$4,458
Work-in-process	600	494
Finished goods	9,443	5,597

	$15,061	$10,549

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. (“Reliant”) on December 23, 2008, Aesthera Corporation (“Aesthera”) on February 26, 2010 and CLRS Technology Corporation (“CLRS”) on October 15, 2010. The carrying amount and accumulated amortization expense of the acquired intangible assets at September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($4,937)	$16,383
Product technology	7 years	9,270	(3,671)	5,599
Future royalties contract	10 years	3,890	—	3,890

		34,480	(8,608)	25,872
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade Names	6 - 10 years	3,980	(1,087)	2,893
Customer relationships	4 - 12 years	6,310	(1,571)	4,739

		11,410	(3,778)	7,632

Total intangible assets		$45,890	($12,386)	$33,504

December 31, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($3,423)	$17,897
Product technology	7 years	9,270	(2,678)	6,592
Future royalties contract	10 years	3,890	—	3,890

		34,480	(6,101)	28,379
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(669)	—
Non-compete agreement	2 years	500	(505)	—
Trade name	6 - 10 years	3,980	(769)	3,211
Customer relationships	4 - 12 years	6,310	(1,091)	5,219

		11,410	(3,034)	8,430

Total intangible assets		$45,890	($9,135)	$36,809

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and nine months ended September 30, 2011, the Company recorded amortization expense in the amount of $836 and $2,507 to cost of revenue and $284 and $797 to operating expenses, respectively, and during the three and nine months ended September 30, 2010, the Company recorded amortization expense in the amount of $802 and $2,348 to cost of revenue, respectively, and $413 and $1,186 to operating expenses, respectively.

The Company has recorded an acquired intangible asset related to a future royalties contract that has not yet begun to generate revenue. The Company has deferred the amortization of the acquired intangible asset related to the future royalties contract until the asset begins to generate revenue.

As of September 30, 2011, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2011	$835	$285	$1,120
2012	3,343	1,136	4,479
2013	3,343	1,136	4,479
2014	3,343	1,125	4,468
2015 and thereafter	15,007	3,951	18,958

	$25,871	$7,633	$33,504

Goodwill

The changes in the carrying amount of goodwill are as follows:

	September 30,	December 31,
	2011	2010
Balance at beginning of period	$49,481	47,289
Addition from acquisition	—	2,192

Balance at end of period	$49,481	$49,481

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. The decline in the Company’s stock price during the three months ended September 30, 2011 appeared to be an indicator that goodwill might be impaired at September 30, 2011. As a result the Company performed a goodwill impairment analysis at September 30, 2011 and determined that the fair value of the Company exceeded the carrying value and thus no goodwill impairment was identified at September 30, 2011. If the Company has additional indicators of impairment and the assessed fair value of the Company is below the carrying value, an impairment of goodwill may result. The balance of goodwill is $49.5 million as of September 30, 2011 and, there can be no assurance that future goodwill impairments will not occur.

Equity Method Investment

The Company entered into an equity method investment in May 2011 with a privately held company and initially received approximately 12.5% of the fully diluted as-if converted outstanding capital stock of the investee, in exchange for entering into a Development and Supply Agreement with the Company. The Company will record the investment over the term of the agreement as a long-term other asset and deferred income in its consolidated balance sheet, and the Company will recognize the deferred income to earnings as it is earned over the term of the agreement. The fair value of the investment was determined based on a discounted cash-flow approach. The investment recorded during the nine months ended September 30, 2011 is not material.

We may have the ability to exercise significant influence, but not control, over the investee, therefore the investment has been accounted for as an equity method investment. The Company records its share of the investee’s results of operations within other income and expense, net, in the Company’s consolidated statements of operations. Our share of the investee’s results of operations is not material for the three and nine months ended September 30, 2011.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2011	2010
Payroll and related expenses	$4,162	$4,436
Royalties payable	54	355
Warranty	1,315	1,525
Professional fees	760	510
Accrued purchases	180	397
Other	6,875	4,807

	$13,346	$12,030

CLRS Contingent Consideration Liability

On October 15, 2010, the Company acquired 100% of the common stock of CLRS, a privately held company. In connection with this transaction, the Company entered into a contingent consideration arrangement which may require payments if certain milestones related to revenue from the sale of CLRS products and operating income of CLRS are achieved during 2011. The fair value of the contingent consideration liability recognized on the acquisition date of $878 was estimated by applying a probability weighted discounted cash-flow approach. As of September 30, 2011, the fair value of this contingent consideration liability has been reduced to zero to reflect our updated assessment that the revenue milestones will not be achieved and accordingly a $394 and $878 gain was recognized in general and administrative expense in our condensed consolidated statement of operations during the three and nine months ended September 30, 2011, respectively.

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$1,525	$1,163
Additions from acquisition	—	240
Accruals for warranties issued during the period	2,013	1,929
Settlements made during the period	(2,223)	(1,964)

Balance at end of period	$1,315	$1,368

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

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$2,805	$2,440
Additions from acquisition	—	302
Payments received	3,215	2,591
Revenue recognized	(2,981)	(2,986)

Balance at end of period	$3,039	$2,347

As of September 30, 2011, $2,233 of the extended warranty contracts was classified as current and $806 was classified as non-current. The Company incurred costs of $301 and $995 under extended warranty contracts during the three and nine months ended September 30, 2011, respectively, and costs of $189 and $675 during the three and nine moths ended September 30, 2010, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provided for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provided for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. On October 15, 2010, the Company entered into a fourth amendment to the Loan Agreement, which authorized the Company to consummate the acquisition of CLRS. On April 20, 2011, the Company entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings from December 31, 2013 to December 31, 2014. On September 12, 2011, the Company entered into a sixth amendment to the Loan Agreement, which authorized the Company to enter into a material definitive agreement with Medicis Pharmaceutical Corporation to acquire one of its subsidiaries, formerly LipoSonix, Inc. (see note 9). Other terms of the Loan Agreement remain unchanged at September 30, 2011. At September 30, 2011, $8,000 was outstanding on the revolving loan facility and $489 was outstanding on the secured term loans.

As of September 30, 2011, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity ratio and minimum EBITDA. The Company was in compliance with these covenants as of September 30, 2011. The Company repaid all funds drawn from the revolving loan facility in October 2011.

NOTE 7 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. The Company does not believe the final disposition of these matters will have a material effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred. Also, the Company does not record any gain contingencies.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of

Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. The Company believes that this suit is without merit, and the Company intends to vigorously defend it. Although the Company does not expect that the final disposition of this litigation will have a material effect on its financial results, the Company expects to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. Discovery in this action has been stayed since May 6, 2010, and on December 9, 2010, the Court extended that stay until March 9, 2011 so as to permit itself “an opportunity to review and rule upon [plaintiffs’] pending motion.” On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. If the process does not result in approval of a settlement, then the Company anticipates that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. The Company believes that it has meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court. The Company does not believe the final disposition of this action will have a material effect on its financial statements and future cash flows.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff sought monetary damages, attorney’s fees and costs of the action. Trial commenced in September 11, 2011. On September 29, 2011 a jury reached a verdict which was in favor of the plaintiff and awarded to the plaintiff an amount of total damages that is within the Company’s insurance limits. In response to the verdict, the Company expects to file a motion for judgment notwithstanding the verdict and alternatively, a motion for a new trial. If those motions are not successful, the Company expects to file an appeal to the Circuit Court of Appeals. The Company believes that it has meritorious reasons to contest and appeal the judgment and intends to continue to defend the action vigorously.

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

	Three Months ended September 30,		Nine Months ended September 30,
Stock-based compensation expense:	2011	2010	2011	2010
Employee stock-based compensation expense	$306	$550	$1,080	$1,680
Employee stock purchase plan	54	37	140	147
Restricted stock units	440	16	1,061	96

Total stock-based compensation expense	$800	$603	$2,281	$1,923

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Cost of revenue	$105	$66	$269	$208
Sales and marketing	192	168	611	566
Research and development	87	91	229	222
General and administrative	416	278	1,172	927

Total stock-based compensation expense	$800	$603	$2,281	$1,923

During the nine months ended September 30, 2010, the board of directors approved the issuance of 918,950 shares of restricted stock units to certain employees under the 2006 Equity Incentive Plan. The value of the restricted stock awards was based on the closing stock market price on the award date. Out of the total restricted stock units granted in 2010, 731,000 of the awards would be subject to vesting over three years if such units are earned by the achievement of certain corporate performance-based milestones. As of December 31, 2010, these milestones were not achieved and accordingly the respective stock awards expired during the quarter ended March 31, 2011. As a result, no stock based compensation expense was recognized for these awards. The remaining 187,950 restricted stock units granted in the first nine months of 2010 continue to vest over three years.

During the nine months ended September 30, 2011, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 1,152,830 shares of restricted stock units and 733,300 shares of market stock units to certain employees. The value of the restricted stock awards was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market stock units at the issuance date was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 82.92% and 35.29%, correlation coefficients of 1.0 and 0.2183, risk-free interest rate of 1.4%, and contractual life of 3 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

NOTE 9 — ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On September 12, 2011, the Company entered into a stock purchase agreement (“Purchase Agreement”) with Medicis Pharmaceutical Corporation (“Medicis”) pursuant to which the Company agreed to acquire from Medicis all the outstanding shares of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“LipoSonix”), subject to the terms and conditions of the Purchase Agreement. In connection with the acquisition, a separate subsidiary of Medicis has agreed to transfer certain assets and assign certain agreements related to LipoSonix (collectively, the “Transaction”).

The Company closed the Transaction on November 1, 2011. At the closing of the Transaction, the Company paid to Medicis $15 million in cash, which consisted of an upfront $15.0 million purchase price payment and $0.5 million of preliminary working capital adjustments. In addition, the Company has agreed to pay to Medicis the following contingent payments, subject to the terms and conditions of the Purchase Agreement:

(i)	a one-time cash payment of up to $20 million as a result of the approval by the U.S. Food and Drug Administration of a specified LipoSonix product; and

(ii)	additional contingent cash and milestone payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of such LipoSonix products.

In addition, upon the close of the Transaction, Solta assumed the contingent payment obligations of Medicis with respect to the former shareholders of LipoSonix pursuant to the Agreement and Plan of Merger among Medicis, LipoSonix and the other parties thereto dated as of June 16, 2008. The Company will also be responsible upon closing of the Transaction for the Bothell, Washington, facility, and expects to maintain this facility and integrate it into the Company’s existing worldwide operations.

NOTE 10 — SUBSEQUENT EVENTS

Credit Facility Amendment

On October 25, 2011, the Company entered into a seventh amendment to its Loan Agreement. The seventh amendment provides for, among other things, (i) an increase of the secured term loan facility from $10 million to $20 million, (ii) amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio, (iii) an extension of the draw period for term loans borrowed under the secured term loan facility from March 31, 2012 to June 30, 2012 and an extension to the maturity date of such borrowings from December 31, 2014 to September 1, 2015, (iv) an amendment of the interest rate per annum on such borrowings from the greater of (a) 4.44% or (b) the three-year U.S. treasury note yield rate on the funding date plus 3.00% to 3.75% and (v) an amendment to the final payment fee on such borrowings from 3.5% to 6.00%. Other terms of the Loan and Security Agreement remain unchanged. Also, in connection with the seventh amendment, the Company granted a warrant to Silicon Valley Bank to purchase the Company’s common stock equal to 1.5 % of the principal amount of the applicable term loan facility borrowings. The warrants will have an exercise price equal to the average closing price of the Company’s common stock for the five trading days prior to the respective borrowings in respect of which the warrants become exercisable. On October 31, 2011, the Company drew down $15 million on the term loan facility to help fund the upfront payment of $15.5 million to Medicis Pharmaceutical Corporation.

Acquisition of Medicis

On November 1, 2011, the Company closed the Transaction with Medicis and per the terms of the Purchase Agreement, paid $15.5 million to Medicis, which consisted of the $15.0 million upfront purchase price payment and $0.5 million of preliminary working capital adjustments. The one-time payment of $20 million with respect to the clearance by the U.S. Food and Drug Administration of the second generation LipoSonix product which was received on October 24, 2011, is expected to be paid to Medicis in November 2011. The terms of the Purchase Agreement disclosed in Note 9 were unchanged. The Company expects to fund the acquisition through existing cash balances and credit facilities.

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

We were incorporated in 1996 and received FDA clearance for our first Thermage RF system in 2002. Through a number of acquisitions, we added the Fraxel laser systems from Reliant Technologies in December 2008; the Isolaz (IPL) system from Aesthera Corporation in February 2010; and the Claro (IPL) personal care acne treatment device from CLRS in October 2010. Our latest product introduction is the CLEAR + BRILLIANT laser system, for which we received FDA clearance in May 2011. In addition, Medicis Pharmaceutical Corporation received FDA clearance for the second generation LipoSonix System in October 2011.

As of September 30, 2011, we had a global installed base of over 7,718 systems.

Net revenue for the nine months ended September 30, 2011 increased 2% or $2.0 million, to $82.8 million, from $80.9 million in the same period in 2010, mainly from higher tip revenue and the contributions from the sale of the new CLEAR + BRILLIANT products which launched in April 2011, partially offset by a decline in system upgrades, a decrease in system and handpiece sales, and a decrease in research and development revenue due to a research contract having ended in 2010. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage and Isolaz customers.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the nine months ended September 30, 2011 and 2010, we derived 57% and 52% respectively, of our revenue from treatment tips and consumable sales, and 37% and 40% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

We market our professional products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. Distribution of our consumer product is through retail channels and our own web site and this product is currently only available in the United States. In the nine months ended September 30, 2011 and 2010, we derived 44% and 46%, respectively, of our revenue from sales of our products and services within North America, and 56% and 54%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
North America	44%	44%	44%	46%
Asia Pacific	37%	32%	34%	31%
Europe/Middle East	15%	19%	17%	19%
Rest of the world	4%	5%	5%	4%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $27.4 million for the three months ended September 30, 2011, an increase of $2.6 million, or 10%, compared to $24.9 million for the three months ended September 30, 2010. This increase in revenue is primarily due to higher tip revenue and an increase in new system sales including contributions from the sale of the new CLEAR + BRILLIANT products which launched in April 2011, partially offset by a decrease in handpiece sales, and a decrease in research and development revenue due to a research contract having ended in 2010. System sales for the three months ended September 30, 2011 was $11.1 million, an increase of $1.8 million, or 19%, compared to $9.3 million for the same period in 2010. Sales of treatment tips and other consumables for the three months ended September 30, 2011 was $14.9 million, an increase of $1.4 million, or 11%, compared to $13.4 million for the same period in 2010.

Net Revenue increased $2.0 million, or 2%, to $82.8 million from $80.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was mainly from higher tip revenue and the contributions from the sale of the new CLEAR + BRILLIANT and CLARO products, partially offset by a decline in system upgrades, a decrease in system and handpiece sales, and a decrease in research and development revenue due to a research contract having ended in 2010. System sales decreased $1.6 million or 5%, to $30.8 million from $32.4 million for the nine months ended September 30, 2011 and 2010, respectively. Sale of treatment tips and other consumables increased by $5.5 million or 13%, to $47.5 million from $42.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 65% of revenue for the three months ended September 30, 2011, compared with 63% of revenue for the same period in 2010. The increase in gross margin as a percent of revenue for the third quarter in 2011 when compared to the prior year period was primarily due to our sales for the quarter consisting of lower manufacturing spend costs net of absorption, lower product license fees, and lower product excess and obsolescence costs.

Gross margin was 66% of revenue in the first nine months of 2011, compared with 63% of revenue in the first nine months of 2010. The increase in gross margin as a percent of revenue for the first half of 2011 when compared to the prior year period was primarily due to a higher mix of tip sales, lower manufacturing spend costs net of absorption, and lower product excess and obsolescence costs.

Sales and Marketing. Sales and marketing expenses consists primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended September 30, 2011 was $10.8 million, an increase of $0.6 million, or 6%, compared to $10.2 million for the same period in 2010. The increase was primarily attributable to an increase of $1.0 million in employee payroll and related travel and entertainment expenses and an increase of $0.2 million in professional outside services, offset by a decrease of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses and a decrease of $0.5 million in discretionary marketing expenses.

Sales and marketing expenses increased $3.0 million, or 10%, to $34.5 million from $31.5 million in the first nine months of 2011 and 2010, respectively. The increase in the first nine months of 2011 was primarily attributable to an increase of $2.5 million in employee payroll and related travel and entertainment expenses, an increase of $0.7 million in professional outside services, and an increase of $0.1 million in amortization of intangibles, offset by a decrease of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses and a decrease of $0.2 million in discretionary marketing expenses.

Research and Development. Research and development expenses consists primarily of personnel costs, clinical and regulatory costs, material costs and regulatory and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended September 30, 2011 was $3.7 million, a decrease of $0.5 million, or 11%, compared to $4.1 million for the same period in 2010. The decrease was mainly due to a decrease of $0.4 million in professional outside services and a decrease of $0.2 million in amortization of intangibles, partially offset by an increase of $0.1 million in clinical studies and other research and development project costs.

Research and development expenses decreased $1.7 million, or 13% to $10.9 million from $12.5 million in the first nine months of 2011 and 2010, respectively. Compared to the first nine months of 2010, professional services decreased by $0.8 million, employee payroll and related expenses decreased by $0.8 million, and amortization of intangibles decreased by $0.5 million, partially offset by an increase of $0.4 million in clinical studies and other research and development projects.

General and Administrative. General and administrative expenses consists primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended September 30, 2011 was $4.3 million, an increase of $1.0 million, or 30%, compared to $3.3 million for the same period in 2010. The increase was primarily due to an increase of $1.2 million in acquisition related expenses, an increase of $0.2 million in professional outside services, and an increase of $0.1 million in telecommunication, depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.1 million in product liability claims and a credit of $0.4 million resulting from the reversal of contingent consideration associated with the acquisition of CLRS.

General and administrative expenses in the first nine months of 2011 was $11.1 million, an increase of $0.1 million or 1%, compared with $11.0 million in the first nine months of 2010. The increase from the prior year period was due to an increase of $0.6 million in professional outside services, an increase of $0.3 million in acquisition related expenses, an increase of $0.2 million in business insurance, and an increase of $0.2 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.3 million in employee payroll and related expenses and a credit of $0.9 million resulting from the reversal of contingent consideration associated with the acquisition of CLRS.

Litigation Settlement. In May 2010, we settled patent-related litigation claims between us and a third party. Under this agreement, the parties granted each other a covenant not to sue under the patents in the suit and related patents. We received a one-time cash payment of $2.3 million and incurred external legal expense of $37,000 for the nine months ended September 30, 2010. This resulted in a net litigation settlement gain of $2.21 million in our statement of operations for the three and nine months ended September 30, 2010.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income decreased $8,000, or 30%, to $19,000 for the three months ended September 30, 2011 from $27,000 for the same period in 2010, and increased $7,000, or 16%, to $52,000 for the nine months ended September 30, 2011 from $45,000 for the same period in 2010. The third quarter decrease is mainly due to lower cash and cash equivalent balances in the third quarter of 2011 when compared to the comparable period of the prior year. The nine month increase is primarily due to higher average cash and cash equivalent balances during the first nine months of 2011 when compared to the same period in the prior year.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense decreased by $22,000, or 58%, to $16,000 for the three months ended September 30, 2011 from $38,000 for the same period in 2010, and decreased by $66,000, or 42%, to $90,000 for the three months ended September 30, 2011 from $156,000 for the same period in 2010. The decrease is a result of lower debt balances during the first nine months of 2011.

Other Income and Expense, net. Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net other income and expense was a net expense of $306,000 and net income of $451,000 in the three months ended September 30, 2011 and 2010, respectively, and net expense of $188,000 and net income of $134,000 in the nine months ended September 30, 2011 and 2010, respectively. The net expense increase in the third quarter and first nine months of 2011 when compared to the same periods in the prior year is primarily due to foreign exchange losses resulting from currency fluctuations during the third quarter and first nine months of 2011.

Provision for Income Taxes. There was an income tax provision of $10,000 and an income tax benefit of $8,000 for the three months ended September 30, 2011 and 2010, respectively, and an income tax expense of $146,000 and $303,000 for the nine months ended September 30, 2011 and 2010, respectively. The provision for income taxes for the first nine months of 2011 and 2010 primarily represents taxes in foreign and state jurisdictions.

Stock-Based Compensation

For the three and nine months ended September 30, 2011 and 2010 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Cost of revenue	$105	$66	$269	$208
Sales and marketing	192	168	611	566
Research and development	87	91	229	222
General and administrative	416	278	1,172	927

Total stock-based compensation expense	$800	$603	$2,281	$1,923

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

For a detailed explanation of the adjustments made to comparable GAAP measures and the reasons why management uses these adjustments, see items (1) – (5) below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GAAP Gross margin	$17,892	$15,741	$54,516	$51,256

GAAP gross margin as % of sales	65%	63%	66%	63%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$17,892	$15,741	$54,516	$51,256
Amortization and other non-cash acquisition related charges (1)	844	940	2,533	2,942
Stock-based compensation (4)	105	66	269	208

Non-GAAP gross margin	$18,841	$16,747	$57,318	$54,406

Non-GAAP gross margin as % of sales	69%	67%	69%	67%

GAAP loss from operations	($832)	($1,854)	($2,004)	($1,550)
Non-GAAP adjustments to net loss from operations:
Amortization and other non-cash acquisition related charges (1)	734	1,291	2,452	3,942
Severance expenses (2)	—	—	—	55
Acquisition-related expenses (3)	1,115	15	1,235	978
Stock-based compensation (4)	800	603	2,281	1,923

Non-GAAP income from operations	$1,817	$55	$3,964	$5,348
Depreciation expenses (5)	733	747	2,278	2,145

Non-GAAP EBITDA	$2,550	$802	$6,242	$7,493

GAAP net loss	($1,145)	($1,406)	($2,376)	($1,830)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	734	1,291	2,452	3,942
Severance expenses (2)	—	—	—	55
Acquisition-related expenses (3)	1,115	15	1,235	978
Stock-based compensation (4)	800	603	2,281	1,923

Non-GAAP net income	$1,504	$503	$3,592	$5,068

GAAP basic net loss per share	($0.02)	($0.02)	($0.04)	($0.03)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges (1)	$0.01	$0.02	$0.04	$0.07
Severance expenses (2)	$0.00	$0.00	$0.00	$0.00
Acquisition-related expenses (3)	$0.02	$0.00	$0.02	$0.02
Stock-based compensation (4)	$0.01	$0.01	$0.04	$0.03

Non-GAAP basic net income per share	$0.02	$0.01	$0.06	$0.09

Non-GAAP diluted net income per share	$0.02	$0.01	$0.06	$0.08

GAAP weighted average shares outstanding used in calculating basic net loss per share	60,785,015	59,519,116	60,443,429	58,663,816

GAAP weighted average shares outstanding used in calculating diluted net loss per share	60,785,015	59,519,116	60,443,429	58,663,816
Adjustments for dilutive potential common stock	2,389,684	1,701,112	3,669,537	1,926,538

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	63,174,699	61,220,228	64,112,966	60,590,354

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(2)	Severance expenses include acquisition related severance expenses and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

Liquidity and Capital Resources

On September 30, 2011, we had working capital of $39.2 million, which included $33.2 million of cash and cash equivalents. In March 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank for a $6.0 million secured revolving loan facility and a $3.0 million secured term loan. We drew down $3.8 million on the revolving loan facility and $3.0 million as a term loan in March 2009, and repaid the revolving loan in full in April 2009. On June 30, 2009, we entered into an amendment to the Loan Agreement which provides for an increase of the secured revolving loan facility to $8.0 million and an additional $1.0 million secured term loan. On March 31, 2010, we entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. On October 15, 2010, we entered into a fourth amendment to the Loan Agreement, which authorized us to consummate the acquisition of CLRS Technology Corporation on October 15, 2010. On April 20, 2011, the Company entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings for term loans borrowed under the secured term loan facility from December 31, 2013 to December 31, 2014. On September 12, 2011, the Company entered into a sixth amendment to the Loan Agreement, which authorized the Company to enter into a material definitive agreement with Medicis Pharmaceutical Corporation to acquire one of its subsidiaries, Medicis Technologies Corporation (f/k/a LipoSonix, Inc) (“Liposonix”). On October 25, 2011, the Company entered into a seventh amendment to its Loan Agreement. The seventh amendment provides for, among other things, (i) an increase of the secured term loan facility from $10 million to $20 million, (ii) amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio, (iii) an extension of the draw period for term loans borrowed under the secured term loan facility from March 31, 2012 to June 30, 2012 and an extension to the maturity date of such borrowings from December 31, 2014 to September 1, 2015, (iv) an amendment of the interest rate per annum on such borrowings from the greater of (a) 4.44% or (b) the three-year U.S. treasury note yield rate on the funding date plus 3.00% to 3.75% and (v) an amendment to the final payment fee on such borrowings from 3.5% to 6.00%. Other terms of the Loan and Security Agreement remain unchanged. Also, in connection with the seventh amendment, the Company granted a warrant to Silicon Valley Bank to purchase the Company’s common stock equal to 1.5 % of the principal amount of the applicable term loan facility borrowings. The warrants will have an exercise price equal to the average closing price of the Company’s common stock for the five trading days prior to the respective borrowings in respect of which the warrants become exercisable. The Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity ratio and minimum EBITDA. We were in compliance with these covenants as of September 30, 2011. At September 30, 2011, $8 million was outstanding on the revolving loan facility and $0.5 million was outstanding on the secured term loan. We repaid all funds drawn from the revolving loan facility in October 2011 and on October 31, 2011, we drew down $15 million to help fund the upfront payment of $15.5 million to Medicis Pharmaceutical Corporation.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing credit facilities, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. We have consummated acquisitions of other businesses in the past, agreed to acquire Liposonix and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed beyond the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Such additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. Any future equity financing would result in dilution to our stockholders. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

On October 31, 2011, we drew down $15 million on the $20 million secured term loan facility to help fund the upfront payment of $15.5 million to Medicis Pharmaceutical Corporation. The $15.5 million upfront payment was made on November 1, 2011, upon the close of the LipoSonix acquisition, and the one-time payment of $20 million with respect to the clearance by the U.S. Food and Drug Administration of the second generation LipoSonix product which was received on October 24, 2011, is expected to be paid to Medicis in mid-November 2011.

Net Cash Provided (Used) by Operating Activities. Net cash used in operating activities was $2.9 million for the first nine months of 2011 compared to net cash of $6.8 million provided by operating activities for the same period in 2010. During the first nine months of 2011, cash was used for a $4.5 million increase in inventory, a $2.5 million in increase in accounts receivable, a $1.5 million decrease in accrued liabilities, and a $0.8 million decrease in accounts payable. These were partially offset by $5.4 million in net cash provided from net loss after adjusting for non-cash items and an increase in deferred revenue of $1.1 million. During the first nine months of 2010, cash was provided by a decrease of $2.4 million in accounts receivable, a $2.3 million decrease in inventory, a $0.4 million decrease in prepaid expenses and other current assets and $6.8 million net cash provided from net loss after adjusting for non-cash items. These were partially offset by a $2.9 million decrease in accrued and other liabilities, a $1.5 million decrease in accounts payable, and a $0.8 million decrease in deferred revenue.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1.2 million for the first nine months of 2011 compared with $1.6 million cash used in investing activities during the same period in 2010. During the first nine months of 2011, net cash of $1.2 million was used for payments to acquire property and equipment. During the first nine months of 2010, net cash of $1.4 million was used for payments to acquire property and equipment and $0.2 million was used for the acquisition of Aesthera Corporation, net of cash received.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.3 million for the first nine months of 2011 compared with $15.3 million of net cash provided by financing activities in the same period in 2010. During the first nine months of 2011, we received $1.4 million in proceeds from exercise of stock options and the employee stock purchase plan, partially offset by net payments of $1.1 million on our term loans. During the first nine months of 2010, we completed a private placement offering which resulted in net proceeds of $15.8 million in cash and we also received $0.5 million in proceeds from exercise of stock options, offset by net payments of $1.1 million on our term and revolving loans and $0.1 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units.

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

We incurred a loss of $2.0 million for the year ended December 31, 2010 and a loss of $2.4 million for the nine months ended September 30, 2011. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we will face competition from new competitors in the markets for our products. Any of these factors and the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of CLRS, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the inability to achieve distribution into retail channels;

•	the possibility that we are unsuccessful in marketing directly to consumers, which is the market targeted by CLRS;

•	the potential disruption of the combined company’s ongoing business and diversion of management resources.

We may face problems with our acquisition of Liposonix.

On September 12, 2011, we entered into a material definitive agreement with Medicis Pharmaceutical Corporation to acquire one of its subsidiaries, Liposonix, a developer, manufacturer and marketer of an ultrasound-based fat removal system. The transaction closed on November 1, 2011.

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Our agreement with Medicis Pharmaceutical Corporation requires us to make potentially significant future cash payments to Medicis over the next seven years, based on the operating result of LipoSonix. Any of the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Liposonix, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	unanticipated expenses related to integration of operations;

•	the possibility that we are unsuccessful in marketing directly to consumers, which is the market targeted by Liposonix;

•	the impairment of relationships with customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired;

•	potential inability to retain, integrate and motivate key personnel; and

•	delays in cash collections associated with the LipoSonix business that impact our ability to pay Medicis the contingent payments that are based on the results of the LipoSonix business in the future.

Any acquisitions that we make could disrupt our business and harm our financial condition.

Our growth strategy includes evaluation of potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We have incurred integration costs related to the acquisitions of Reliant Technologies, Inc., Aesthera Corporation, and CLRS Technology Corporation. We may incur similar expenses in future periods as we complete our integration of LipoSonix, as well as expenses associated with evaluation of other potential strategic transactions. Such expenditures could negatively impact our financial performance in future periods.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2011, we had 97 issued U.S. patents, 67 pending U.S. patent applications, 61 issued foreign patents and 52 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for various indications for our Thermage and Fraxel systems. In addition, 510(k) clearance has been obtained for various indications of our recently acquired Isolaz systems, CLARO products and LipoSonix systems. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our product;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to our existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

•	If any of these events were to occur, our business could be harmed.

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

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We reviewed goodwill for impairment as of September 30, 2011 and determined that an impairment charge was not required. If we have additional indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill is $49.5 million as of September 30, 2011, which does not include goodwill that will be recorded with our acquisition of LipoSonix in the fourth quarter of 2011, and there can be no assurance that future goodwill impairments will not occur.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Sixth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated September 12, 2011.

10.2	Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated September 12, 2011.

10.3	Seventh Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 25, 2011.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: November 2, 2011	/s/ STEPHEN J. FANNING
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2011	/s/ JOHN F. GLENN
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Sixth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated September 12, 2011.

10.2	Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated September 12, 2011.

10.3	Seventh Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 25, 2011.

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. 1350 and Securities Exchange Act Rule 13a-14(b).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.