Form 10-K
period 2011-12-31
SOLTA MEDICAL INC
filed 2012-03-14
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2011 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was approximately $163.2 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 29, 2012 was 61,532,484.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.	Business

Overview

We design, develop, manufacture and market energy-based medical device systems for aesthetic applications. Our systems are cleared by the U.S. Food and Drug Administration (“FDA”) for dermatological procedures performed in the physician led, professional assist, and personal care markets for the following applications.

•

Skin Resurfacing and Skin Rejuvenation.    The Fraxel re:pair® system is intended for use in dermatological procedures requiring ablation, coagulation and resurfacing of soft tissue as well as for rhytides, pigmentation and dyschromia. The Fraxel® 1550, Fraxel 1927, and Fraxel DUAL 1550/1927 systems offer treatments for skin conditions such as fine lines and pigmentation. In addition, the Fraxel 1550 system offers treatments for acne and surgical scars, deeper lines and wrinkles while the Fraxel 1927 system is cleared for the treatment of actinic keratoses. The Clear + Brilliant™ system is a new approach to skin laser enhancement that offers a more superficial, less aggressive treatment to improve skin texture and prevent aging skin.

•

Skin Tightening and Body Contouring.    The Thermage CPT® system provides non-invasive treatment options using radiofrequency (“RF”) energy for skin tightening. The Liposonix® system utilizes high-intensity focused ultrasound (“HIFU”) in a non-invasive standalone treatment that permanently destroys unwanted fat cells resulting in waist circumference reduction.

•

Acne.    The Isolaz® system combines vacuum with broadband light and is indicated for the treatment of inflammatory acne, comedonal acne and mild to moderate inflammatory acne. The CLARO™ device is a consumer handheld device that utilizes intense pulsed light (“IPL”) and has FDA over-the-counter clearance for the treatment of mild-to-moderate inflammatory acne.

The physician led market is represented by medical practices where patients are treated for indications using advanced technologies that require a high degree of medical education for proper administration. Additionally, patients seeking treatments in this segment may have indications that require a diagnosis or the professional discretion of a medical doctor. Procedures are typically corrective in nature and produce significant results in relatively few treatments. These procedures are usually administered by the medical doctor directly rather than ancillary staff, but may be delegated to registered nurses or nurse practitioners where permitted by law. Doctor’s offices, hospitals, clinics, and medical spas closely overseen by a doctor are examples of treatment centers that address the physician led market.

The professional assist market includes medical practices and businesses that offer medical or aesthetic services by a trained professional provider. In addition to the doctor, the procedures may be administered by ancillary staff including nurses, nurse practitioners, aestheticians and laser technicians, where permitted by law. Procedures are typically preventive in nature providing some corrective benefits within a series of treatments. This business model provides the opportunity for the doctor to delegate daily operations and certain procedures to qualified ancillary staff instead of directly performing all treatments. Delegation of these procedures allows for a potentially lower price point for less corrective and more preventive treatments, thus attracting a different patient demographic. Health spas, medical spas and nail/hair salons are examples of businesses that fall into this category.

The personal care market is represented by retail products and devices that can be purchased at select retailers and used by consumers at home. This market appeals to consumers looking for a more accessible, convenient, and usually less expensive treatment option that they can do themselves in the comfort of their own home. Devices in this market may utilize a professional technology, but in a more compact, handheld, lower-power version. Results using personal care devices and products are typically more gradual, less dramatic, and require more treatments than a similar professionally administered treatment. Products in this market are sold directly to consumers in the retail space.

Each of our professional systems consists of one or more handpieces, a console that incorporates a graphical user interface, an energy source and electronics, and a disposable treatment tip. We market our systems and treatment tips in the United States to physician practices primarily through a direct sales force and internationally in over 100 countries through both a network of distributors and direct sales personnel. Our customers consist primarily of dermatologists and plastic surgeons and our expanded customer base includes other specialties such as general and family practitioners, gynecologists, ophthalmologists and others. As of December 31, 2011, we had a global installed base of over 8,000 systems.

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

Electromagnetic radiation, specifically light and heat, applied to the different layers of the skin can have an effect on the skin’s appearance. Many factors, such as advancing age, smoking, and exposure to damaging environmental factors such as the sun, can result in enlargement or swelling of blood vessels, deterioration of collagen that enables formation of wrinkles and sagging tissue, and uneven pigmentation or sun spots. Devices such as aesthetic lasers have been designed to generate light waves to deliver heat through the epidermis, into the dermis, for removal of hair, vein treatment and other aesthetic applications. Gels, coolants and other means are used to protect the epidermis from burning during this process. Delivery of heat below the dermis, into the subcutaneous fat layer, has been accomplished using other forms of energy for aesthetic effect.

Light and heat can also be used to treat acne, one of the most prevalent skin diseases today. Acne is the result of a skin infection. Acne Vulgaris, the most common form of acne, is caused when hair follicles in the skin become plugged, usually due to hormonal changes. The condition is most common during adolescence but can occur at any age. Hormonal changes increase oil production (sebum) which conspires with dead skin cells to plug pores The sebaceous (oil) glands continue to produce more oil in the plugged pore and the area becomes a perfect breeding ground for acne. Once the pore is plugged, a common skin bacterium, P. Acnes, begins to proliferate and produce porphyrins, which cause even more swelling. The infection then causes pimples and other permanent scars if not properly treated. The bacteria that causes acne, P. Acnes, is particularly susceptible to certain wavelengths of blue and red light. Additionally, heat can also destroy these bacteria.

The Market for Aesthetic Procedures to Treat the Skin

The American Society for Aesthetic Plastic Surgery reports that in 2010, total expenditures for aesthetic procedures in the U.S. were almost $10.7 billion. From 1997 to 2010, total number of aesthetic procedures increased from approximately 2.1 million to 9.3 million. Non-surgical aesthetic procedures were primarily responsible for the overall increase, rising from approximately 1.1 million to approximately 7.7 million procedures over the same period. We believe there are several factors that have contributed to this historical growth of non-invasive and minimally-invasive aesthetic procedures, including:

•

Emergence of Non-Traditional Practitioners.    The traditional providers of aesthetic procedures include dermatologists and plastic surgeons. In 2010, there were approximately 24,500 physicians within the specialties of dermatology, otolaryngology, and plastic surgery according to the American Board of Medical Specialties. Manufacturers of aesthetic systems have placed an increasingly important focus on sales to other physician groups including family practitioners, obstetricians, gynecologists and general surgeons. Additionally, physician-directed medspas and non-medical day spas have entered the aesthetics market.

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

•

Market Shift Towards Less Invasive Procedures.    Market trends confirm that patients are moving away from invasive procedures towards minimally-invasive or non-invasive treatments. Notably, the American Society for Aesthetic Plastic Surgery reports that from 1997 to 2010 the total number of laser skin resurfacing procedures increased from approximately 154,000 to 562,000 procedures, and the total number of Botox injection procedures increased from 65,000 to 2.5 million injections over the same period. Millenium Research Group estimates that the non-invasive fat reduction market will grow by 42% annually through 2016 – nine times faster than its surgical counterparts.

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

•

Increasing Acceptance of Aesthetic Procedures.    Mass-market television shows like Extreme Makeover, 10 Years Younger, The Doctors and Dr. Oz reflect and reinforce the mainstream acceptance of aesthetic procedures. Additionally, features in many popular television and print media have the effect of widely advertising the aesthetic procedures undertaken by celebrities, enhancing the glamour associated with and demand for self-improving treatments.

Similar market trends also exist outside the United States, where demand for non-invasive and minimally-invasive aesthetic procedures has also experienced strong growth. Manufacturers of these aesthetic devices typically derive one-third to one-half of their revenue from international sales.

Aesthetic Procedures for Skin and Their Limitations

Many medical treatments are available to treat wrinkles, rejuvenate the skin, improve body contours and give a patient a more youthful appearance. The most popular treatments include invasive surgical procedures, minimally-invasive needle injections and a variety of other procedures, many of which are energy-based.

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

Injections

Popular alternatives for temporarily improving appearance and reducing wrinkles include toxins, such as Botox®, and soft tissue fillers, such as Restylane® and Juvederm®, that are injected into the skin. These injections are typically administered by dermatologists at a cost of several hundred dollars. In most instances, they involve little or no restricted recovery time for the patients. The effects of these procedures are temporary, however, and require repeat treatment, with Botox lasting from three to four months and injectable fillers typically lasting from three to six months.

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

Laser and Light-based Procedures

Lasers and light-based skin rejuvenation procedures typically involve the process of damaging the patient’s skin in a controlled manner in order to induce the skin’s natural wound-healing process. The objective is to stimulate the growth of new skin, resulting in a more youthful appearance.

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

A second approach to skin rejuvenation is a bulk non-ablative approach which stimulates the skin’s natural wound healing process by mildly damaging collagen in the dermis without breaking or removing one or more layers of the skin. Intense pulsed light treatments are one example of this approach. Intense pulsed light procedures and other bulk non-ablative procedures treat many of the same skin conditions as bulk ablative approaches are less invasive and associated with shorter patient downtime. Nevertheless, intense pulsed light and other bulk non-ablative approaches commonly have drawbacks such as:

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

Cold lasers and low-level energy lasers can also be used to emulsify subcutaneous fat. To prevent damage to the skin’s surface, a lower energy level is used which requires multiple treatments for best results.

Acne Treatment Procedures

Acne is a common skin condition that is most prevalent during adolescence, but can affect persons of all ages. There are a variety of acne treatments available today ranging from over-the-counter medications, prescription medications and energy-based treatments.

•

Over-the-Counter Medications.    When confronted with acne, consumers usually turn to washes and lotions to treat their acne at home. These products generally contain benzoyl peroxide or salicylic acid and can be effective for treating very mild cases of acne and occasional breakouts.Leading products in this category include ProActiv® and Clearasil®. When these treatments prove ineffective, consumers usually turn to a physician for more aggressive treatment.

•

Prescription Medications.    Prescription medications used to treat acne include a variety of antibiotics, retinoids and higher concentrations of some over-the-counter medications. Usually, these are systemic treatments intended to provide long-term acne clearance. Prescription medications can carry side effects. Isotretinoin, for example, is very effective at treating acne, but has been linked to birth defects and psychological problems. Other prescription medications can also have undesired side effects, both short and long term.

•

Energy-based treatments.    IPL and lasers are new options for treating acne. Using light to treat acne is gaining acceptance because of minimal side effects. It can be used on most skin types and may be effective without the need for medications or special washes and cleaners.

•	Other Treatment Options. In addition to the foregoing, acne can be treated with chemical peels and microdermabrasion.

Non-invasive Fat Reduction Procedures and Their Limitations

Radiofrequency (“RF”)

RF energy is applied superficially to the treatment area to therapeutically heat the tissue. This type of thermal injury causes an inflammatory response that causes tightening of the skin, collagen and connective tissue. It also increases blood circulation and drainage of fatty deposits through the lymphatic system and thermally induces fat cell apoptosis. However, RF energy has limited efficacy for fat reduction since the energy is highly absorbed in the dermis, making it difficult to penetrate down to the level of subcutaneous fat tissue. Typically several treatments are required when used specifically for fat/cellulite applications. Inconsistent results are common and typically involve only a temporary improvement in the appearance of cellulite rather than a true reduction of fat.

Cavitation Ultrasound

Cavitation is the rapid formation and collapse of gas bubbles in a fluid and is a common effect occurring with low-frequency ultrasound devices. These bubbles are forced to oscillate in size and shape due to the applied energy field. While cavitation effects can be used therapeutically to disrupt tissue during fat reduction procedures, cavitation is a relatively uncontrolled process, often creating unpredictable or irregular holes of varying size within and potentially outside the intended focal treatment zone. Cavitation ultrasound devices typically require multiple treatments to achieve the desired results.

Photoporation (Laser/Light) and Sonoporation (Ultrasound)

Photoporation/sonoporation is the use of laser/light or sound energy for modifying the permeability of a cell’s plasma membrane. The delivered energy creates tiny pores in the walls of the fat cells, allowing the fatty contents to spill out where they are then processed as fat through the body’s normal metabolic processes. Since the created pores are only temporary and the fat cells are otherwise undamaged, fat can return to the area and be restored in the treated fat cells. Photoporation/sonoporation devices typically require multiple treatments to achieve the desired results.

Cryolipolysis

Cryolipolysis exposes fat cells to controlled cooling which results in programmed cell death of subcutaneous fat tissue. The procedure takes about one hour for one application site and does not require anesthesia or recovery time. The treatment area is suctioned into the treatment applicator, so treatment sites are limited to areas that can fit the applicator shape. Following the procedure, the treated area will be cold, hard and shaped like the applicator, and must be massaged back into the patient. Post-treatment pain, bruising and long-lasting numbness have been reported by some patients. Cryolipolysis is a non-thermal process and therefore does not produce any collagen tightening effect.

The Solta Medical Solution

The Solta portfolio of products includes six major brands that are primarily designed for aesthetic applications. The Fraxel re:pair system provides ablative laser skin resurfacing while the non-ablative Fraxel platform and Clear + Brilliant systems provide treatment for skin rejuvenation. The Thermage system provides non-invasive skin tightening and the Liposonix system provides non-invasive body contouring. Isolaz and CLARO provide both professional and consumer treatment options to resolve acne.

Fraxel®

The Fraxel systems utilize “fractional resurfacing”, which was first introduced and commercialized by Solta. Fractional resurfacing creates thousands of microscopic treatment zones per square centimeter in the skin to stimulate repair and rejuvenation in the tissue by inducing the skin’s natural wound-healing response. At the same time, fractional resurfacing spares a significant portion of the tissue in the treatment area, and stimulates the spared tissue around each microscopic treatment zone to rejuvenate and resurface the skin. We believe fractional resurfacing overcomes the safety shortfalls associated with bulk ablative procedures and the efficacy and safety limitations associated with bulk non-ablative approaches by fundamentally changing the method of treatment.

We believe our Fraxel laser systems represent a class of skin rejuvenation therapy that provides patients with effective, consistent results without significant downtime and risk of complications.

•

Fraxel DUAL 1550/1927 System.    Launched in September 2009, the Fraxel DUAL 1550/1927 system provides superior results for large body areas during a single treatment. Prior to the non-ablative Fraxel DUAL 1550/1927 system, laser skin resurfacing procedures were largely limited to the face. Fraxel DUAL 1550/1927 system features two lasers, the first application of aesthetics of the 1927 nm Thulium wavelength and the gold standard 1550 nm laser for clearance of pigmentation, actinic keratosis (pre-cancerous lesions), acne scars, and skin texture and tone. The system offers a better safety profile than ablative fractional laser devices, treatment speed that is 25% faster than its predecessor, and cooling built into the handpiece that allows for single operator use.

•

Fraxel 1550 System.    Our Fraxel 1550 system was launched in September 2006 as an improved next generation product to our first system launched in September 2004 and offers a fractional non-ablative treatment utilizing a fiber laser. We believe the Fraxel 1550 system provides an effective solution for skin conditions such as wrinkles, acne scars, skin texture and tone, and pigmentation. This system can be operated at a wide range of treatment levels offering the clinician the versatility to treat both superficial and deep conditions based on the patient’s needs and preferences. Our targeted customer base for Fraxel 1550 systems are physicians who have experience with aesthetic lasers or otherwise have practices performing various aesthetic treatments.

•

Fraxel 1927 System.    The Fraxel 1927 system was launched in February 2011 in order to satisfy the demand for the 1927 nm Thulium wavelength in a standalone configuration. The 1927 nm is an effective solution for shallow skin indications such as actinic keratosis and general skin rejuvenation. Our targeted customer base for the 1927 system are those doctors that needed a laser to treat superficial skin indications and whose business is not appropriate for a combined Fraxel DUAL 1550/1927 system.

•

Fraxel re:pair System.    Our Fraxel re:pair system offers a fractional ablative treatment utilizing a CO2 laser. We believe our Fraxel re:pair system produces similar effectiveness to traditional bulk ablative treatments, with less downtime and risks. The system also penetrates deeper into the skin than bulk ablative treatments, which may provide additional skin tightening. The Fraxel re:pair system delivers fractional deep dermal ablation, or FDDA™ treatment, and fractional micro dermal ablation, or FMDA™ treatment. It treats the above conditions as well as skin laxity and vascular dyschromia. This system also has the capability to be used for laser surgery or bulk ablative treatments. This system has received an FDA 510(k) clearance for indications requiring ablation, coagulation and resurfacing of soft tissue. Our targeted customer base for the Fraxel re:pair system is physician practices that have significant experience in working with aesthetic lasers and are seeking effective but safer ablative procedures with less downtime than other systems currently offered in the market.

Fraxel Laser Systems Components

Our Fraxel laser systems are comprised of a laser system and a delivery system, including the control console and handpiece. These components generate the laser energy, create individual fractional laser beams and deliver the treatment to the patient according to our optimized treatment parameters.

•

Fraxel 1550, Fraxel 1927, Fraxel DUAL 1550/1927 laser systems.    Our non-ablative Fraxel system consoles each contain a fiber laser which generates laser pulses at 1550 nm and/or 1927 nm wavelengths. The Fraxel DUAL 1550/1927 has both wavelengths built into a single system and single handpiece. These wavelengths were specifically chosen to target water in the skin and to optimize the treatment results of each system. The fiber laser technology is specifically designed to produce a high quality beam of energy that maintains its wavelength accuracy to within a few nanometers. The fiber laser is also highly efficient, with low power requirements that can be provided by a standard wall outlet, and without the need for water cooling. Furthermore, the fiber laser is durable and robust with a long life span, and it is easy to set up and maintain, with no service requirement or need for optical alignments or adjustments.

•

Fraxel re:pair laser system.    Our Fraxel re:pair laser system utilizes an air-cooled CO2 laser at 10600 nm. The specific water absorption characteristics of this wavelength in the skin enables the laser to ablate the tissue immediately, creating a needle-like crater and thin zones of coagulation into the dermis. The treatment is made up of deep microscopic ablated zones surrounded by undamaged tissue, rather than a thin, general ablation of the entire surface as typically achieved with traditional CO2 lasers. By utilizing this fractional deep dermal ablation treatment, we believe treatments with the CO2 laser can be optimized for safety and shorter patient downtime.

•

Control Console and Graphical User Interface.    Our Fraxel laser systems feature a touch screen graphical user interface that allows the practitioner to select the energy level, treatment level and number of passes. In addition, each system has a dosage feedback system that enables the physician to accurately monitor the total energy delivered to the treatment area by utilizing measurement information obtained from our Intelligent Optical Tracking® System. The console also features a simulation mode for training and patient demonstration.

•

Handpiece.    The laser energy is delivered to our Fraxel laser handpieces, which incorporate our high speed scanner and our Intelligent Optical Tracking System. An additional feature in the non-ablative Fraxel handpieces is an automated spot size control system. This system delivers optimum lesion penetration at each energy setting and minimizes bulk heating and discomfort. The Fraxel DUAL 1550/1927, Fraxel 1927 and Fraxel 1550 now feature integrated cooling through a Zimmer chiller designed into the system. This allows for a single operator to perform the treatment.

•

Treatment Tips.    Our Fraxel laser systems use proprietary consumable treatment tips that attach to the handpiece. To perform a treatment, the physician attaches a treatment tip to the handpiece, which is designed to ensure the treatment is delivered consistently, safely and effectively. We offer large and small tip solutions enabling the physician to treat all areas of the body effectively. The Fraxel re:pair tips are designed to support evacuation of tissue debris from the treatment field and are intended to eliminate any risk of biohazard, due to the ablative nature of the treatment. Each treatment tip contains a proprietary internal erasable programmable read only memory (“EPROM”), or programmable memory chip, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment. The treatment tip is depleted of its useful life and must be replaced after approximately three to five treatments for the non-ablative Fraxel laser platforms and one to two treatments with the ablative Fraxel re:pair laser system.

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

•

Enhanced Safety.    Technologies contained in our Fraxel laser systems improve the safety profiles of our systems. One example is our Intelligent Optical Tracking System which reduces the risk of operator error, including deactivating the laser if it is not in motion on the skin. The fact that our consumable treatment tips can be removed and disinfected further enhances the safety of the non-ablative Fraxel laser systems.

•

System Reliability.    Our non-ablative Fraxel laser systems incorporate advanced fiber laser technology that eliminates the need for optical alignment or adjustments within the laser source. These Fraxel laser systems require minimal regular maintenance and have a reduced total cost of ownership.

Clear + Brilliant™

Our Clear + Brilliant system represents a new approach to laser skin enhancement for patients who want to take control of their aging process. The Clear + Brilliant system received FDA clearance in May 2011. The treatment is non-ablative and superficial, targeting the layers of skin most compromised by early signs of aging such as uneven pigmentation, fine lines and textural changes. The Clear + Brilliant system is safe for all skin types because it targets water, not other chromophores such as pigment. It is designed to help prevent the signs of aging skin, build on a patient’s good skin care regimen, and maintain results from other treatments.

Clear + Brilliant System Components

The Clear + Brilliant system uses a 1440 nm diode laser. The 1440 nm wavelength is highly absorbed by water. This wavelength is responsible for the superficial nature of the treatment and combined with the energy levels and the exclusive Fraxel handpiece provide a less aggressive, more approachable laser skin rejuvenation offering. The Clear + Brilliant treatment is performed in a medical office setting by, or under the supervision of, trained and qualified plastic surgeons, dermatologists, and other practitioners.

•	Console. The console is a revolutionary, sleek design, with a small tabletop footprint. The system is equipped with an easy-to-use interface.

•

Handpiece.    The Clear + Brilliant handpiece is small and comfortable to hold. Operator controls are located on the handpiece along with an audible, color sensor to help ensure proper speed during operation. It utilizes our patented Intelligent Optical Tracking System for uniform energy delivery with the built-in safety feature of a laser that only fires when the handpiece is properly moving.

•	Treatment Tips. The treatment tips are easy to attach and the handpiece is equipped with light and sound sensors to help the operator maintain proper treatment speed.

Our Clear + Brilliant system provides the following benefits for physicians and patients seeking to provide or receive laser skin enhancement to prevent aging skin and maintain benefits of other procedures:

•

Ease of use.    The Clear + Brilliant system has an easy scanning system and settings of low, medium and high. These simplified settings provide flexibility to, where permitted by law, delegate procedures to other properly trained office staff.

•	Established Technology. The Clear + Brilliant system is based on the same laser technology that powers the well-known Fraxel platform.

•

Non-threatening Approach to Lasers.    The Clear + Brilliant treatment overcomes the reputation that laser treatments are for serious skin conditions or very painful with considerable downtime. Clear + Brilliant treatments can easily be customized by the operator to be very comfortable for patients.

•

Low Downtime and High Patient Satisfaction.    The Clear + Brilliant treatment is a less aggressive treatment that targets more superficial layers of the skin and results in much shorter downtime and healing time. Many patients are able to resume their normal activities the following day with no procedural downtime and very little (if any) social downtime. The effectiveness of Clear + Brilliant is signified by feedback we have received from satisfied patients of how good their skin “feels” — they are so pleased that they voluntarily promote Clear + Brilliant by word-of-mouth.

•

Fills the Gap in the Skin Care Continuum.    The Clear + Brilliant system fills a gap between the low-end offerings and the high-end services at most practices. Now practices can meet the patient demand for less aggressive, more affordable laser skin treatments. Practices can offer an affordable maintenance treatment to generate continual business opportunity with existing patients.

Thermage®

The Thermage system is a monopolar, capacitively-coupled radiofrequency system that utilizes a reverse thermal gradient to help smooth, tighten and contour skin in a single non-invasive treatment with little to no downtime. Thermage heats the collagen in the skin, which causes denaturization of the collagen fibers. The shortening of collagen fibers causes an immediate skin contraction. In addition, the thermal injury produces a natural wound-healing response which results in new collagen deposition and remodeling with added tightening over time.

Collagen is found in the dermis and in fibrous septae strands in the subcutaneous fat layers of the skin. As we age, our skin loses collagen and the collagen that remains stretches, creating loose, saggy skin. Because RF energy delivery depends on tissue resistance and not on optical light absorption, it can penetrate to a much greater depth than conventional lasers down to the subcutaneous fat layer of the skin. Our monopolar RF heating technology has two mechanisms of action that impact collagen, an initial response and a secondary response. The initial response is an immediate collagen contraction, a dermal contraction for tightening and a fibrous septae contraction in the subcutaneous fat layer for contouring. A secondary wound healing response results in collagen deposition and remodeling over time, resulting in continual tightening improvement post procedure. This tissue tightening effect of the Thermage procedure is demonstrated not only by our clinical experience but corroborated with independently published affiliated scientific data. This body of data provides potential physician customers with objective evidence that they can evaluate when considering a purchase of our system.

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

Thermage System Components

Our Thermage system consists of a RF generator with cooling capability, through the delivery of a coolant to protect the outer layer of the skin from overheating, and a handpiece that, in conjunction with a treatment tip, regulates epidermis cooling and monitors treatment data. Our system includes a variety of single-use, disposable treatment tips that attach to the handpiece and are selected by physicians based on the procedure to be performed and the size of the area to be treated. The Thermage procedure is typically performed in a medical office setting by, or under the supervision of, trained and qualified physicians, including not only plastic surgeons and dermatologists, but also physicians who do not traditionally perform cosmetic procedures, such as general and family practitioners, obstetricians and gynecologists, and general and vascular surgeons.

Our Thermage system includes three major components: the RF generator, the reusable handpiece and a single-use treatment tip, as well as several consumable accessories. Physicians attach a single-use treatment tip to the handpiece, which is connected to the RF generator. The RF generator authenticates the treatment tip and programs the system for the desired treatment without physician intervention.

•

Radiofrequency Generator.    The RF generator produces a 6.78 MHz signal and is simple and efficient to operate. Controls are within easy reach, and important user information is clearly displayed on the built-in display, including energy delivered, tissue impedance, duration and feedback on procedure technique. Cooling is achieved through the delivery of a coolant that cools and helps to protect the epidermal surface during a Thermage procedure.

•

Handpiece.    The reusable handpiece holds the treatment tip in place for the treatment and processes information about skin temperature and contact, treatment force against the skin, cooling system function and other important data. A precision control valve within the handpiece meters the delivery of the coolant. In addition, the hand piece also has the ability to vibrate the treatment tip at 3 levels to provide greater comfort for the patient.

•

Single-use Treatment Tips.    The treatment tip is available in three sizes with several configurations of pulse counts, pulse durations and three heating profiles for efficient implementation of treatment guidelines, based on the size and nature of the treatment area. Physicians currently can order sterile treatment tips in sizes of 0.25 cm2, 3.0 cm2 and 16.0 cm2. The tips provide uniform heating through a tip frame that has been added to the surface of the electrode. Each treatment tip contains a proprietary internal EPROM, which stores treatment parameters and safety limits in order to optimize performance and safety in the selected treatment. To enhance procedural safety, we have also programmed the EPROM for single-use treatments. Using the same treatment tip to perform multiple treatments could result in injury, as a result of the eventual breakdown of the treatment tip’s electrode dielectric membrane. Therefore, the EPROM ensures that the treatment tip is not reused following a particular procedure.

Our Thermage system also includes other consumable components in addition to treatment tips. The system houses a canister of coolant that can be used for an average of three to six procedures, depending on the total skin surface area treated and the treatment tip used. Each patient procedure also requires a return pad, which is typically adhered to the patient’s lower back to allow a path of travel for the RF current through the body and back to the generator. We also sell proprietary coupling fluid, an electrically conductive viscous liquid that helps ensure electrical and thermal contact with the treatment tip.

Our Thermage system provides the following benefits for physicians and patients seeking to provide or receive skin tightening treatments:

•

Non-Invasive, Non-Ablative Alternative to Surgery.    The Thermage procedure is non-invasive, involving no surgery or injections, and offers an alternative to surgery at a lower price with little or no downtime from patients’ normal routines. It is also a non-ablative procedure that causes minimal temporary surface tissue damage. If desired, the Thermage procedure can be used in a complementary fashion in conjunction with invasive therapies such as liposuction and facelifts, as well as injectable fillers and other minimally-invasive and non-invasive aesthetic procedures.

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

•

Compelling Physician Economics.    We believe the Thermage system provides a compelling return on investment for physicians. The Thermage system typically requires relatively lower capital costs than competing laser and RF systems, while providing higher average procedure fees than those of our competitors. We continue to design new treatment tips to address new applications.

•

Ease of Use.    The Thermage system incorporates a straightforward user interface that allows a trained physician to easily perform procedures across various parts of the body. The system provides real-time feedback and can be adjusted during the procedure as needed. The handpieces are designed with a small profile for accurate placement during treatment, comfort and ease of use.

•

Comfort Pulse Technology.    The Thermage system leverages proprietary Comfort Pulse Technology® to greatly improve patient comfort during treatment. This proprietary technology combines vibration and a unique energy delivery mechanism to improve the overall patient treatment experience while maintaining the same tightening and firming results that physicians and patients have come to expect from Thermage treatments.

Liposonix®

The Liposonix system, acquired in our acquisition of Medicis Technologies Corporation (“Liposonix”) from Medicis Pharmaceutical Corporation (“Medicis”) in November 2011, utilizes HIFU technology to permanently destroy subcutaneous adipose tissue, making it a revolutionary solution for people who are close to their ideal shape, but have stubborn areas of fat that are difficult to eliminate with exercise and diet alone. A Liposonix procedure involves a single treatment, typically lasting about one hour to treat anatomical areas such as the abdomen, flanks, and thighs, resulting in an average waist circumference reduction of one inch — the equivalent reduction of one pant or dress size in treated patients after 8-12 weeks.

Ultrasound energy generally propagates harmlessly through tissue, as demonstrated through the common use of diagnostic ultrasound. In fact, the energy source of the Liposonix system is very similar to that used by diagnostic ultrasound systems. However, Liposonix utilizes much higher energy levels than diagnostic ultrasound and focuses the energy in order to heat only targeted tissue at a specific treatment depth within the focal zone — similar to how light from the sun can be focused with a magnifying glass to create heat. This heating causes a dual tissue response: cell death of targeted fat tissue and tightening of collagen within the subcutaneous tissue layer. The treated fat tissue is then removed through the body’s natural healing process, leaving patients with a thinner, more contoured waistline.

Liposonix System Components

The Liposonix system consists of a console, a handpiece, and a treatment kit which contains a replaceable treatment cartridge (“RTC”) and treatment templates suitable for treating multiple patients. The Liposonix treatment is performed in a medical office setting by, or under the supervision of, trained and qualified plastic surgeons, dermatologists, and other practitioners.

•

Console:    The Liposonix system console features modern device styling with an easy-to-use touchscreen user interface for adjusting and monitoring device settings during a Liposonix treatment. System settings include fluence level and desired treatment pattern for tailoring treatments to each individual patient.

•	Handpiece: The Liposonix handpiece is ergonomically designed for one-hand operation. It has a built-in purified water sprayer to streamline the application of coupling fluid during the procedure.

•

Treatment kit:    The Liposonix treatment kit contains a RTC which attaches to the Liposonix handpiece and can be used to treat multiple patients. In addition, the kit contains a supply of treatment templates used for designating patient treatment areas.

The Liposonix system provides several benefits for physicians and patients seeking to provide or receive body contouring treatments.

•

HIFU technology:    The Liposonix system has over 10 years of research and testing behind its development. In addition, more than 200 patients have been treated in clinical studies, demonstrating the safety and efficacy of the Liposonix system.

•

Single, fast treatment:    Treatment of the abdominal area and flanks with the Liposonix system takes a single treatment that lasts approximately one hour. Both patients and practices benefit from seeing results after the time commitment of a single one-hour visit.

•

Dual tissue response:    The Liposonix system uses HIFU to create a rapid rise in local tissue temperature, resulting in irreversible cell death of fat tissue within the focal zone. This heating also causes contraction and thickening of collagen fibrils within the subcutaneous layer, thereby providing some tightening of target tissue underlying the skin.

•

Custom Contouring™:    The design and functionality of the Liposonix system allows users to tailor treatments to each patient’s unique anatomy and problem areas. By selecting different treatment patterns, operators can leverage their skill and expertise to identify and target very specific areas to create body contours that meet individual patient needs.

•

Non-invasive with little to no downtime:    Invasive fat reduction procedures, such as liposuction, typically carry certain surgical risks and are associated with significant post-treatment recovery downtime. Even newer, minimally-invasive techniques are still surgical procedures. Unlike these types of surgical fat reduction procedures, the Liposonix treatment is non-invasive and patients typically resume normal activities immediately after the procedure.

Isolaz®

Our Isolaz system, which we acquired in our acquisition of Aesthera Corporation in February 2010, integrates vacuum and broadband light to deliver effective acne treatment. This unique combination cleanses deep pores by using a vacuum to help loosen and extract blockage and excessive oil from deep inside the pores. It kills acne-producing bacteria with the blue light component of a broadband light while the heat generated from the rest of the spectrum shocks the oil generating glands and reduces inflammation and redness. Isolaz disposable single patient tips are specific to different skin types.

The gentle, user-adjustable vacuum is responsible for effective pore cleansing which directly extracts debris, sebum and material that clog the pores and, in addition, expose the acne producing bacteria to the intense light. The vacuum levels can be manually adjusted to provide a comfortable treatment to the patient without compromising effectiveness. The vacuum level is automatically adjusted by the system according to the size of the disposable tip used and can also be manually adjusted.

Isolaz uses intense broadband light between 400 nm and 1200 nm. This broadband light is generated by a discharge flash lamp providing intense, effective and targeted treatment for acne. The blue spectrum of the light, 400 nm to 500 nm approximately, has been proven to be the most effective at killing acne-causing bacteria by interacting with bio-products the bacteria creates. The rest of the spectrum, 500 nm to 1200 nm produces deep heat that shocks the sebaceous glands while reducing inflammation and redness producing an almost immediate effect on the overall appearance of the skin. The intensity, duration and repetition of the light is adjustable by the operator.

Isolaz also offers a unique topical delivery method by the use of a specially designed treatment called Profusion. In this modality the system uses only the vacuum component and a specially designed tip with single-use sponge cartridges. During a Profusion treatment, a topical solution is applied to the skin. When the tip is applied the skin is stretched by the vacuum and put into close contact with the sponge in the cartridge which pushes the topical deeper into the skin, enhancing the absorption of the topical.

Isolaz System Components

Our Isolaz system is comprised of two main elements: a console with an integrated handpiece and disposable single-patient tips. A cart and other accessories are also part of the system. Isolaz is typically performed in medical settings by or under the supervision of qualified physicians.

•

System console with handpiece.    The console integrates the components responsible for the vacuum generation unit, the electric power for the lamp and the touch screen display. The handpiece is ergonomically designed and permanently attached to the console, which is where the flash lamp is housed and where the disposable single-patient tips are connected for the treatment. The user interface display consists of a touch screen where all the parameters for the treatment can be adjusted by the operator.

•

Disposable single-patient treatment tips.    The Isolaz disposable treatment tips come in different sizes, small, medium and large, for use in different areas of the body such as nose, face and back respectively or for targeted treatment areas. The tips are classified in two groups according to the skin type they are more appropriate for. Unfiltered tips, allowing the full spectrum of broadband light to be delivered, are recommended for lighter skin types. Darker skin types are more sensitive to lower spectrum light and recommended for filtered tips which cut the low frequencies of the broadband light. The flash lamp is also replaceable and has a life span of 35,000 flashes.

Other components of the system are the system cart, designed with a modern and user-friendly approach, allowing for a comfortable access to the system controls and handpiece and mobility. Provider goggles, patient eye covers and tip cooling spray are other accessories available with the system.

Our Isolaz system provides the following benefits to patients and physicians:

•

Life Changing Procedure.    Although acne is not a life threatening disease, it deeply affects not only the appearance of the sufferer but can have profound effect on self-esteem, confidence and overall personality. Isolaz offers an effective solution for acne patients without affecting their normal life and routine.

•

Effective, proven and safe.    Isolaz provides an effective treatment of most acne conditions and is also safe to use on virtually all skin types. The treatment is practically painless and allows the patients to return to their normal activities immediately after the procedure.

•

Profitable.    Isolaz treatments are affordable for patients and provide a source of income for a physician’s practice. Isolaz can also be combined with other therapies already used in a physician’s medical practice such as topical or select oral medication to provide faster, more effective and durable results.

CLARO™

We acquired the CLARO device in the acquisition of CLRS Technology Corporation (“CLRS”) in October 2010. The CLARO is a handheld battery-operated IPL device that is designed for use by consumers. It is the only FDA cleared over-the-counter IPL device that uses light and heat. The CLARO device is intended for spot treatment of mild to moderate inflammatory acne “pimples”, including pustular acne. The CLARO device uses three wavelengths of light to heat and clear acne in 24 to 48 hours. Distribution of the CLARO device is through prestige retail and associated retailer’s websites, television retail networks, and our own website, and is currently only available in the United States.

The CLARO device utilizes a filtered Zenon flash lamp to produce the light wavelengths and heat that destroy acne-causing bacteria. The flash lamp produces the light in multiple flashes during its 6-second treatment cycle. The CLARO was designed for ease of use, simplicity and with integrated safety features that allow consumers to use it with no special training. The life expectancy of a CLARO unit is approximately 900 treatments and at the end of its life-cycle the unit must be replaced by the consumer.

Business Strategy

Our goal is to become a leading provider of energy-based medical devices for aesthetic applications by:

•

Broadening our Physician Customer Base.    We intend to continue penetrating the traditional aesthetic practitioner specialties, which include dermatologists and plastic surgeons. We are also seeking to increase our penetration in non-core physician specialties and physician-directed medspas with track records of safe and successful aesthetic treatments. Additionally, we continue to devote substantial resources to increasing our market penetration and strengthening our physician relationships in international markets.

•

Optimizing Customer Base through Cross-selling.    We began creating cross-selling opportunities when we merged together Reliant Technologies Inc. and Thermage, Inc. in 2009. In 2011, after in-house development of Clear + Brilliant, paired with additional acquisitions of Aesthera Corporation, CLRS, and Liposonix, Inc., we have built a robust product offering that creates strong cross-selling opportunity across our three vertical markets of consumer demand. The complementary nature of our product portfolio combined with our loyalty program which encompasses all our brands provides our sales force with expanded cross-selling opportunities.

•

Leveraging our Technology in Non-Physician Market Channels.    We strive to extend the reach of our technologies beyond the professional practice to build consumer adoption of our products. For example, we partnered with Philips Electronics NV to develop a lower-intensity handheld device that can be used by consumers to self-treat in the comfort of their own home. Additionally, we launched our Clear + Brilliant system, a preventive care offering within the patient care continuum targeted at those patients who do not require the restorative benefits of our Fraxel professional line.

•

Driving Treatment Tip Usage.    Unlike most traditional energy-based medical device businesses, which rely solely on the sale of new capital equipment to generate revenue, our disposable treatment tip business model enables us to maintain a continuous relationship with our customer base. We work collaboratively with our customer base to increase treatment tip usage by expanding clinical applications and augmenting and facilitating the marketing efforts of our physician customers. We believe that our customers’ interests are closely aligned with our own, and we monitor the market to foster continued procedure growth for our customers and treatment tip sales for us. We partner with our customer base and offer loyalty programs like the Diamond Rewards Program to empower our sales force to work with physician customers to help develop profitable business opportunities utilizing our systems within their practice.

•	Developing New and Improving Current Applications. Our current product portfolio allows us to offer products that address the market segmentation of physician, practitioner and patient needs.

By continuing to invest in research and development, we intend to expand our product offerings even further by improving our current products and commercializing products that address new clinical treatment applications.

•

Seeking Growth Opportunities from Complementary Products, Technologies or Businesses.    We intend to continue pursuing opportunities to expand our core business by identifying opportunities to further complement our existing array of products for the aesthetics market with synergistic technologies and/or applications.

•

Expanding our International Presence.    We believe the size and opportunity of the international market is comparable to the U.S. market, and we are focused on increasing our market penetration overseas and building global brand recognition. We intend to continue adding sales representatives and support staff to increase direct sales and strengthen physician relationships in international markets.

Sales and Marketing

We sell our systems to physicians in the United States primarily through a direct sales force of trained sales consultants. As of December 31, 2011, we had a U.S. direct sales force team, including area sales directors, capital specialists, area sales representatives and clinical specialists, managed by our Vice President of Sales. Outside of the United States, we primarily sell our Solta systems to physicians in over 100 countries through independent distributors. In select countries such as Canada, Australia, Hong Kong, Japan, Germany, France, Spain, Portugal and the United Kingdom, we also have direct sales organizations.

United States Sales

Our strategy to increase sales in the United States is to:

•	remove obstacles for purchase, including treatment discomfort, time of treatment, efficacy and cost, and increase the variety of applications we offer

•	continue to position our procedures as attractive alternatives to other aesthetic treatments for skin tightening, skin rejuvenation, skin resurfacing and body contouring

•	work closely with our physician customers to increase product usage and enhance the marketing of Solta procedures in their practices

•	invest in consumer public relations

•	expand our sales efforts to reach physicians outside of the traditional specialties for aesthetic procedures

Further, we actively engage in promotional opportunities through participation in industry tradeshows, clinical workshops and company-sponsored conferences with expert panelists, as well as through trade journals, brochures and our website. We actively seek opportunities to obtain positive media exposure, and have been highlighted on such national broadcasts as The Doctors, Dr. Oz, Good Morning America, The View, Rachel Ray, and The Today Show, as well as numerous local news programs.

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

•

Physician Training and Certification.    We provide comprehensive training and education to each physician upon delivery of all Solta systems. We require this initial training to assist physicians in safely and effectively performing these procedures. The majority of physicians operating our installed base of systems have pursued and met the training criteria that we establish. To signify their achievement, we award a certificate of training to these physicians and identify them within the physician locator on our website. We do not list physicians within our physician locator unless they have met these training requirements.

•

Diamond Rewards Program.    This is an industry-exclusive customer loyalty program available to our customers in the United States and other select direct markets around the world. The program allows physicians to lock in preferred pricing for treatment tips along with other preferred customer benefits to help physicians grow their practices and increase practice profitability.

•

Direct-to-Consumer Marketing (“DTC”).    We have historically invested in consumer programs designed to build brand awareness and recognition, demonstrate our commitment to supporting our physician customers and distributors and increase demand for all our procedures. We have consumer websites targeted to consumers interested in learning more about Thermage, Fraxel, Isolaz, Clear + Brilliant, Liposonix, and CLARO treatments. Our websites include information on our underlying technology and potential treatment outcomes, as well as short films and listings of local physicians who offer these procedures. We have observed our website traffic increase significantly following national television appearances and their periodic re-broadcasts and following our DTC efforts. Due to women’s interest in anti-aging treatments and procedures, our current DTC efforts are focused on public relations where we utilize public relations outreach, such as desk-side briefings and pitching of new product press releases, to consumer health and beauty publications. This effort generates billions of gross impressions and has generated a high awareness of our brands among this key target demographic.

International Sales

As of December 31, 2011, we had an international sales team including regional managing directors, regional sales representatives and clinical specialists managed by the Vice President of Sales. We support our independent distributors who market our systems in over 100 countries. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. The percentage of our revenue from customers located outside North America was approximately 55%, 55% and 53% in 2011, 2010 and 2009, respectively.

Our strategy to grow sales outside the United States is to:

•	increase penetration of our systems in international markets in which our systems are currently sold;

•	increase utilization of our systems through increased treatment tips and consumable sales;

•	sell direct into select international markets; and

•	expand our marketing efforts to support direct sales into select international markets.

Competition

The industry is subject to intense competition for minimally-invasive and non-invasive aesthetic procedures. We compete against products and procedures using laser, light-based, RF, ultrasound, and other aesthetic energy modalities for skin resurfacing and rejuvenation, skin tightening, body contouring, and acne treatment from companies such as Alma Laser, Cutera, Cynosure, Erchonia, Lumenis, Lutronic, Palomar, MedixSysteme, Real Aesthetics, Sciton, Sybaritic, Syneron, Ulthera, Ultrashape, and Zeltiq. Our consumer device competes against companies that offer laser, LED and other aesthetic energy devices for skin rejuvenation and acne treatment such as Clarisonic, Palomar, PhotoMedex, Syneron, Tria Beauty and Zeno.

In addition, we compete against existing and emerging treatment alternatives such as cosmetic surgery, chemical peels, microdermabrasion, Botox®, dermal fillers, collagen injections and both prescription and over the counter acne medications. Some of these alternative procedures require a lower initial capital investment by a practitioner, some of these procedures may not require the purchase of a consumable treatment tip to perform a procedure and in the area of acne, consumers have a wide variety of treatment choices. Some of our competitors are also publicly-traded companies and others have longer operating histories than we do. Many of them may enjoy several competitive advantages, including:

•	greater name recognition

•	more extensive intellectual property protection

•	established relationships with practitioners and other health care professionals

•	established domestic and international distribution networks

•	broader product lines and existing treatment systems, and the ability to offer rebates or bundle products to offer higher discounts or incentives

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products and marketing approved products

•	greater financial resources for product development, sales and marketing and patent litigation

Competition among providers of laser, light-based, ultrasound, and other energy devices for the aesthetic market is characterized by intensive sales and marketing activities. There are few barriers to entry that would prevent new entrants or existing competitors from developing products that could compete with ours. There are many companies, both public and private, that are developing devices that use light-based, radiofrequency-based and ultrasound technologies. Additional competitors may enter the market and we are likely to compete with new companies in the future. To compete effectively, we have to spend significantly on sales and marketing activities and differentiate our products on the basis of performance, brand name, reputation and price. We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to, or prefer the products offered by these competitors.

Research and Development

The focus of our research and development team is to provide technological innovation and associated intellectual property that expands the value proposition of our technologies and product platforms. We work closely with medical thought leaders and physician entrepreneurs to understand unmet needs and emerging applications in aesthetic medicine. We focus our efforts on improving the utility of existing products as well as developing new technology platforms for emerging aesthetic applications. We have a fully-staffed, co-located aesthetic clinic and an on-site biomedical laboratory that we believe promotes the rapid conversion of concepts into products. Our primary ongoing investments are in skin tightening, non-ablative and minimally ablative skin resurfacing, body shaping and contouring. We are committed to a recurring revenue business model and our research and development team is focused on a product portfolio with both disposable/consumable and capital equipment products. Current research and development activities address both the professional and consumer markets and are focused on:

•	developing new laser wavelengths, laser delivery systems and new treatment indications;

•	improving the efficacy and predictability of monopolar RF treatment and developing new energy delivery technologies for the future;

•	expanding opportunities in our HIFU body contouring technology

•	bettering our IPL acne products

•	developing algorithms, technology and devices for on-board skin diagnostics, precision dosage control and patient comfort management; and

•

improving and developing state of the art security systems to ensure the safety and efficacy of our systems. These security systems also maintain integrity of our long-term recurring revenue in the form of tips, hand pieces and other consumables.

As of December 31, 2011, we had a staff of 68 technical professionals focused on product development projects and the clinical, biomedical and regulatory support of these projects. The increase in staff is primarily due to the acquisition of Liposonix in November 2011. We use off-site animal testing facilities and our fully equipped, on-site biomedical lab for the early development and evaluation of product concepts and for providing support to scientific and clinical studies conducted by our co-located clinic and by off-site investigators and institutions. We use transmission electron microscopy on biopsied tissue samples to corroborate that our products induce the denaturing of collagen that leads to immediate tissue tightening. We have developed histology techniques to investigate the depth of heat in tissue and the wound healing process that we believe is responsible for long-term improvement and tightening of tissue. Our staff of laser tissue interaction specialists has amassed over 50,000 histological images in the quantification of treatment parameters. We have also created three-dimensional computer models to study tissue treatment with our products. In addition, we have also formed strategic relationships with outside contractors for assistance on specialized projects, and we work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for 2011, 2010 and 2009 were $16.1 million, $16.3 million and $16.2 million, respectively. The technology development team includes physicists and biomedical systems engineers who create the prototype devices that enable the biomedical engineering team to explore the skin science. The biomedical engineering models the tissue interactions, and creates the databases that are utilized for the design of treatment systems. The product development team consists of experienced program managers, mechanical engineers, electrical engineers and software engineers who have the responsibility for design of ergonomic, reliable products, for documentation of those products, release to manufacturing and long-term design support.

We entered into an agreement with Philips Consumer Lifestyle B.V. (“Philips”) in March 2008 to develop and commercialize a home-use, laser-based device for skin rejuvenation. Philips may terminate the agreement at any time if it chooses not to proceed with commercialization of the device. Upon commercialization of the device, Philips will pay us a percentage of net sales of the device and related products. As long as certain minimum royalty payments are paid to us, the agreement is exclusive with respect to the right of Philips to manufacture, distribute, sell and commercialize the device and the related products. After termination of the agreement and/or termination of the exclusivity period as described above, we are prohibited from directly or indirectly manufacturing, selling, distributing and commercializing any laser-based devices for home-use by consumers which have a “look and feel” similar to the device developed under this agreement.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2011, we had 110 issued U.S. patents, 93 pending U.S. patent applications, 93 issued foreign patents and 185 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. The issued U.S. patents have expiration dates between 2011 and 2029. Expiration may occur earlier under certain circumstances, such as if we do not continue to pay maintenance fees to the United States Patent and Trademark Office. Not all of our patents and patent applications are related to our current or future product lines, and some of our patents have been licensed to third parties. The pending foreign applications relate to similar underlying technological claims to the U.S. patents and/or patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

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

On June 20, 2007, we filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that that Alma’s AccentXL and Harmony systems infringe ten of our U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, we are asking the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the 11 patents asserted by us be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. We believe the United States Patent and Trademark Office will reaffirm the validity of our patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents. In addition, Alma paid the Company a non-returnable one-time amount of $2,250,000 in connection with this settlement. External legal fees incurred during year ended December 31, 2010 in connection with the settlement amounted to approximately $37,000. In connection with this settlement, the Company recorded a net gain of approximately $2,213,000 in operating expenses during the year ended December 31, 2010. We do not believe the final disposition of these reexaminations will have a material adverse effect on our financial statements and future cash flows.

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

In addition, we have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in other patent litigation in the future. Patent litigation is very expensive and could divert management’s attention from our core business. Patent litigation could also result in our patents being held invalid or narrowly construed. We have in the past and may in the future offer certain of our intellectual property rights for license to our competitors. As of December 31, 2011, we have not entered into any such licenses with our competitors other than our licenses with Syneron and Palomar. We granted Edward Knowlton, one of our founders and inventor of our original patents, an exclusive license under the original Thermage patents and related patents for certain non-cosmetic applications. We also granted Relay Technologies, Inc. an exclusive license under the Reliant intellectual property for certain non-cosmetic applications, as part of the merger transaction between Reliant and us.

Solta Medical has several registered trademarks and service marks. Our marks which include, but are not limited to, “Thermage,” “Thermage CPT,” “Thermage NXT,” “Fraxel”, “Fraxel re:pair”, “Clear + Brilliant”, “Isolaz”, “CLARO” and “Liposonix” are pending or registered trademarks in the United States and several foreign countries. As of December 31, 2011, we have 573 pending and registered trademark filings worldwide, some of which apply to multiple countries, providing coverage in 60 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

As part of our acquisition of CLRS, we granted Allergia, Inc., a company owned by the original CLRS shareholders, a royalty free license to use the underlying CLARO technology in certain medical applications outside of the field of aesthetics. We also have a right of first refusal to purchase any non-aesthetic medical technologies developed by Allergia, Inc. that are based on the CLARO technology platform.

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

Clinical Research

We are co-located with an aesthetic clinic managed by an independent plastic surgeon medical director. The aesthetic clinic is funded and administratively managed by us. The staff of the clinic performs Thermage, Fraxel, Isolaz, Clear + Brilliant and Liposonix procedures, participates in clinical studies and assists in research into new therapies using our systems. These studies provide us with immediate feedback on treatment parameters and treatment protocols which enables us to develop and improve the safety and efficacy of our aesthetic treatment systems. The clinic also conducts on-site clinical studies in support of obtaining additional regulatory clearances, applications development and photographic documentation. The clinic also offers us a hands-on observation and training center for potential physician and nurse customers or for those interested in advanced training in treatment protocols and system parameters to achieve optimal outcomes.

Manufacturing

Our manufacturing involves the combined utilization of our internal manufacturing resources and expertise, approved suppliers and contract manufacturers. Our internal manufacturing activities, located in Hayward, California and Bothell, Washington include the assembly, testing and packaging of the treatment tips and accessories associated with each of our brands, as well as the final integration, system testing and packaging of Thermage, Fraxel and Liposonix systems. We outsource the manufacture of components, subassemblies and certain finished products that are produced to our specifications and shipped to our facilities for final assembly or inspection, testing and certification. Finished product is stored at and distributed primarily from our Hayward facility. A small percentage of our finished product is distributed from third party logistics facilities in the US, Netherlands and Australia. Quality control, risk management, efficiency and the ability to respond quickly to changing requirements are the primary goals of our manufacturing operations.

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

Our consumer product, the CLARO device, is entirely manufactured using approved suppliers and contract manufacturers under our supervision.

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. We maintain quality system certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. These certifications include EN ISO 9001:2000 and CAN/CSA ISO 13485:2003 and are also required to maintain our product registration in a number of other foreign markets such as Canada.

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a normal waste management program. We do not forecast any material costs due to compliance with environmental laws or regulations.

Services and Support

We strive to provide highly responsive service and support for our Thermage, Fraxel, Isolaz, Clear + Brilliant and Liposonix systems, treatment tips and consumable products.

Our treatment tips and consumables are shipped from finished goods inventory typically on the day of the order. All treatment tips are identified with lot numbers and date codes that indicate the expiration date of the product and are fully warranted until the date of expiration. We maintain a staff of customer service personnel in our Hayward, California facility that is available by phone to our customers to answer questions regarding the use of our products. In the United States our direct sales force provides on-site support and training to our customers in the use of Thermage, Fraxel, Isolaz, Clear + Brilliant and Liposonix systems.

The CLARO consumer device is warehoused and shipped from our third party order fulfillment service provider. Orders for our national retail accounts are taken through an EDI system and all other sales through phone, fax, email or from our myclaro.com website. We utilize our staff of customer service personnel in Hayward to take orders, answer consumer questions and authorize product returns. The CLARO sales team provides on-site support and training to national retailers. Training for other retailers is provided by phone or video conference. Each CLARO unit has a 30-day no questions asked return policy and a one year warranty against product defects, although national retailers have different return policies that are pursuant to our vendor agreements with these retailers.

In the United States, our Thermage, Fraxel, Isolaz, Clear + Brilliant, and Liposonix systems and accessory products are shipped to a customer’s site for initial installation and training by one of our clinical training staff or direct sales consultants. Our clinical training group, direct sales force, customer service personnel and our product support staff provide post-installation support and service. All of our systems come with a one year factory warranty. We also offer extended service contracts to our customers at various prices which are effective after the factory warranty expires. If a customer’s system is not covered by the factory warranty or an extended service contract, we charge the customer for time and materials to perform any repairs on the system. In the event of a failure of a system, our product support department arranges for the repair of that system in a way that minimizes disruption at the customer site. Resolution may involve shipment of “loaner” equipment to the customer for its use while the customer owned equipment is returned for repair at the Hayward facility, or dispatching a Solta Service Engineer or a certified third-party service partner to perform repair of the equipment at the customer site. Our goal in most cases is to have the customer up and running within two working days. All systems and components are serialized or lot tracked, and device history records are maintained that track service history and configuration. In markets outside of the United States, our products are serviced and supported through our independent distributors or, in our directly supported international markets, by our field service personnel and/or third party service providers.

Government Regulation

Our Thermage, Fraxel, Isolaz, CLARO, Clear + Brilliant and Liposonix systems are medical devices and are subject to extensive and rigorous regulation by the FDA, as well as other federal and state regulatory bodies in the United States and laws and regulations of health authorities in other countries. FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product safety assurance;

•	product labeling;

•	product storage;

•	recordkeeping;

•	premarket clearance or approval;

•	advertising and promotion;

•	production; and

•	product sales and distribution.

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

Radiofrequency devices used for aesthetic procedures, such as wrinkle reduction, are generally regulated as Class II medical devices and are qualified for clearance under 510(k) procedures. We have received 510(k) clearances for the Thermage system for multiple indications. We initially received FDA clearance to market our Thermage system for the treatment of periorbital wrinkles and rhytides in November 2002 and for treatment of facial wrinkles and rhytides in June 2004. In December 2005, we received FDA clearance to market our Thermage system for full body treatment of wrinkles. In October 2006, we received FDA clearance to market the Thermage system, for the temporary improvement in the appearance of cellulite. In June 2007, we received clearance to market our Thermage system for treatment of wrinkles and rhytides for the upper and lower eyelids. In June 2009, we received FDA clearance to market our latest Thermage system and handpiece configuration for wrinkles, rhytides and for the temporary improvement in the appearance of cellulite.

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted 510(k) clearances for four Fraxel devices relating to multiple indications for use. We initially received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (March 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair handpieces in July 2008, which deliver ablative and incisional treatments for surgical applications. We received FDA clearance for the Fraxel re:store DUAL Laser System in October 2009, which offer the 1550 nm and 1927 nm wavelengths. As of January 2011 the 1927 nm laser from the DUAL System became available as a stand-alone laser product. In May 2011, the new Clear + Brilliant Laser System received FDA clearance for general skin resurfacing procedures.

We have two IPL products: Isolaz (prescription use) and CLARO (consumer use). Both are regulated as Class II medical devices. Prior to our acquisition of Aesthera Corporation, it had already obtained 510(k) clearance for Isolaz. Prior to our acquisition of CLRS, it had obtained 510(k) clearance for CLARO; first for prescription use, followed by over-the-counter 510(k) clearance in April 2010 for the treatment of individual pimples in persons with mild to moderate inflammatory acne.

Our new HIFU product, Liposonix, is also regulated as a Class II medical device. Prior to our acquisition of Liposonix, it had already obtained 510(k) clearance in August 2011 for the Liposonix System Model 1 and in October 2011 for the Liposonix System Model 2, both of which are indicated for non-invasive waist circumference reduction.

Premarket Approval Pathway

A Premarket Approval Pathway (“PMA”) must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical, manufacturing and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may last longer. An advisory panel of experts from outside the FDA is typically convened to review and evaluate the PMA applications and provide recommendations to the FDA as to the approval of the device. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR requirements, which impose specific testing, control, documentation and other quality assurance procedures.

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

Clinical Trials

Clinical trials are almost always required to support an FDA premarket application and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards (“IRB”) at the clinical trial sites.

Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal, or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe, clinical studies must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

The QSR which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

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

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, to determine compliance with the QSR and other regulations. The most recent FDA establishment inspection of our Hayward facility occurred during the fourth quarter of 2011 and there were no observations noted.

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

International

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the United States are regulated by the FDA. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain registrations or approvals, as required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations or approvals may significantly differ from FDA requirements. We may be unable to obtain or maintain registrations or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals. If we experience delays in receiving necessary registrations or approvals to market our products outside the United States, or if we fail to receive those registrations or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all, which could have a material adverse effect on our business and growth strategy.

Employees

As of December 31, 2011, we had 351 employees and full-time equivalent consultants, with 144 in sales and marketing, 21 in technical services, 72 in manufacturing operations, 68 in research and development including clinical, regulatory and certain quality functions, and 36 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

You may find on our website at http://www.solta.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. Our most recent charter for our Audit Compensation and Nominating and Corporate Governance Committees and our Code of Ethics are available on our website as well. Any waiver of our Code of Ethics may be made only by our Board of Directors. Any waiver of our Code of Ethics for any of our directors or executive officers must be disclosed on a Current Report on Form 8-K within four business days, or such shorter period as may be required under applicable regulation.

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

We incurred a loss of $1.3 million and $2.0 million for the years ended December 31, 2011 and 2010. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We may face problems with our acquisition of Liposonix.

On November 1, 2011, we completed our acquisition of Liposonix, a developer, manufacturer and marketer of an ultrasound-based fat removal system, from Medicis.

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Our agreement with Medicis requires us to make potentially significant future cash payments to Medicis over the next seven years, based on the operating result of Liposonix. Any of the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Liposonix, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	the inability to scale up the manufacturing of recently introduced products rapidly enough to satisfy initial demand;

•	unanticipated expenses related to integration of operations;

•	the possibility that we are unsuccessful in marketing directly to consumers, which is the market targeted by Liposonix;

•	the impairment of relationships with customers as a result of any integration of new personnel;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired;

•	potential inability to retain, integrate and motivate key personnel; and

•	delays in cash collections associated with the Liposonix business that impact our ability to pay Medicis the contingent payments that are based on the results of the Liposonix business in the future.

We have grown, and may continue to grow, through acquisitions, which gives rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions can involve a number of special risks and challenges, including:

•	complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies;

•	diversion of management time and attention;

•	loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	assumption of liabilities of the acquired business, including litigation related to the acquired business;

•	addition of acquisition-related debt as well as increased expenses and working capital requirements;

•	dilution of stock ownership of existing stockholders; and

•	substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, amortization of intangible assets, and stock-based compensation expense.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

We have substantial amounts of goodwill and purchased intangible assets from prior acquisitions. We test goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate that this asset may be impaired and we review purchased intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We may be required to record impairment charges in the future with respect to these assets recorded from past or future acquisitions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions.

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. Due to a decline in our stock price we reviewed goodwill for impairment at September 30, 2011 and performed the annual review as of December 31, 2011. We determined at these times that an impairment charge was not required. If we have additional indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $96.6 million as of December 31, 2011, and there can be no assurance that future goodwill impairments will not occur.

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

We substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we may be required to make substantial future cash payments in respect of that transaction. If we fail to achieve sustained profitability and positive cash flow or if unanticipated expenses or other uses of cash arise, our liquidity needs will increase. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

Intellectual property rights may not provide adequate protection for our products, which may permit third parties to compete against us more effectively.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2011, we had 110 issued U.S. patents, 93 pending U.S. patent applications, 93 issued foreign patents and 185 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents.

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

We have not conducted any head-to-head clinical studies that compare results from treatment with our systems to surgery or treatment with other aesthetic devices. Without head-to-head studies against competing alternative treatments, potential customers may not find clinical studies of our technology sufficiently compelling to purchase our systems. If we decide to pursue additional studies in the future, they could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, our systems may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

To successfully market and sell our systems internationally, we must address many issues with which we have limited experience.

Sales outside of North America accounted for 55%, 55% and 53% of our revenue for the years ended December 31, 2011, 2010 and 2009. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing our international operations;

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	reduced or no protection for intellectual property rights in some countries;

•	export restrictions, trade regulations and foreign tax laws;

•	regulation of the sale of the hydroflurocarbon used with our Thermage and Isolaz systems;

•	fluctuating foreign currency exchange rates;

•	foreign certification and regulatory clearance or approval requirements;

•	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;

•	dependence on third-party distributors in some territories;

•	customs clearance and shipping delays;

•	political and economic instability;

•	natural disasters (such as earthquakes, hurricanes, tsunamis, floods or storms);

•	preference for locally produced products;

•	business interruption resulting from transitioning to direct sales from international distributors in certain international regions; and

•	difficulties in getting distributors to relinquish regulatory documentation.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and if we are unable to find a solution, our revenue may decline.

The earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan could have a negative impact on our international sales, our supply chain, our ability to deliver products, the cost of our products, and the demand for our products. As a result of these events, we may, in the future, encounter reduced demand from our Japanese customers and distributors. In addition, even if supply is not interrupted or delayed, or demand from Japanese customers and distributors is not reduced, shortages of key items in Japan may result in price increases, which our suppliers in Japan may seek to pass on to us. In addition, our suppliers outside of Japan may be unable to produce finished components as a result of Japanese related supply chain disruptions. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

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

The aesthetics market is highly competitive and dynamic, and is marked by rapid and substantial technological development and product innovations. Demand for our products could be diminished by equivalent or superior products and technologies offered by competitors. Specifically, our products compete against a variety of offerings in the aesthetics market, including laser and other light-based medical devices, pharmaceutical products such as Botox, filler injections, chemical peels, microdermabrasion, liposuction, cosmetic surgical procedures and less invasive surgical solutions such as implanted sutures. We compete against products and procedures using laser, light-based, RF, ultrasound, and other aesthetic energy modalities for skin resurfacing and rejuvenation, skin tightening, body contouring, and acne treatment from companies such as Alma Laser, Cutera, Cynosure, Erchonia, Lumenis, Lutronic, Palomar, MedixSysteme, Real Aesthetics, Sciton, Sybaritic, Syneron, Ulthera, Ultrashape, and Zeltiq. Our consumer device competes against companies that offer laser, LED and other aesthetic energy devices for skin rejuvenation and acne treatment such as Clarisonic, Palomar, PhotoMedex, Syneron, Tria Beauty and Zeno.

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

We outsource the repair of certain key elements of our systems to sole source contract service providers. If the operations of those service subcontractors are interrupted, we may be limited in our ability to repair equipment. Our service subcontractors are dependent on trained technical labor to effectively repair our products. In addition, our service subcontractors may be operating as medical device manufacturers and as such are required to demonstrate and maintain compliance with the QSR. If our service subcontractors fail to comply with the QSR, repair operations could be affected and our ability to repair certain systems may be impaired.

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

U.S. federal regulations allow us to sell our professional systems to “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our professional systems may be operated by licensed practitioners with varying levels of training, and in many states by non-physicians, including physician assistants, registered nurses and nurse practitioners. Thus, in some states, the definition of “licensed practitioner” may result in the legal use of our professional products by non-physicians. Outside the United States, our independent distributors sell in many jurisdictions that do not require specific qualifications or training for purchasers or operators of products. We do not supervise the procedures performed with our professional systems, nor can we be assured that direct physician supervision of our equipment occurs according to our recommendations. We, and our distributors, require purchasers of our professional products to undergo an initial training session as a condition of purchase, but do not require ongoing training. In addition, we prohibit the sale of our professional systems to companies that rent our systems to third parties without our approval, but cannot prevent an otherwise qualified physician from contracting with a rental company in violation of their purchase agreement with us. The use of our professional systems by non-physicians, as well as noncompliance with the operating guidelines set forth in our training programs, may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Our systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to six months, but it can take significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

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

If we or our suppliers and subcontractors fail to comply with the QSR, our business would suffer.

We and our suppliers and subcontractors are required to demonstrate and maintain compliance with the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our product. The FDA enforces the QSR through periodic inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure, or the failure of our suppliers and subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

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

Our officers, directors and principal stockholders, some holding more than 5% of our common stock, collectively control approximately 45% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our corporate headquarters currently occupies a 88,000 square foot facility in Hayward, California, under a lease that expires in March 2013, with an option to extend for an additional three years. In addition, through acquisition we occupy a 25,000 square foot facility in Bothell, Washington, under a lease that expires in January 2015. Worldwide, we lease facilities that expire at various times ranging from 2011 to 2014. One of our primary international facilities is in Japan under a lease that ends in October 2013, with an option to extend for an additional two years and another is in Hong Kong under a lease that ends in December 2013, with an option to extend for an additional two years. We believe our facilities are adequate for our current and future needs for at least the next 12 months.

Item 3.	Legal Proceedings

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. The Company believes that this suit is without merit, and the Company intends to vigorously defend it. Although the Company does not expect that the final disposition of this litigation will have a material effect on its financial results, the Company expects to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. Discovery in this action has been stayed since May 6, 2010, and on December 9, 2010, the Court extended that stay until March 9, 2011 so as to permit itself “an opportunity to review and rule upon [plaintiffs’] pending motion.” On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class — i.e., via fax — was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. Notice has been sent by the claim’s administrator to potential members of the class. A hearing is scheduled for March 27, 2012 to determine whether the proposed settlement will be approved by the Court. If the process does not result in approval of a settlement, then the Company anticipates that the parties will engage in discovery and that Aesthera will vigorously oppose certification of a class. The Company believes that it has meritorious defenses in this action and intend to defend the action vigorously if the proposed settlement is not approved by the Court. The Company does not believe the final disposition of this action will have a material effect on its financial statements and future cash flows.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff sought monetary damages, attorney’s fees and costs of the action. Trial commenced in September 11, 2011. On September 29, 2011 a jury reached a verdict which was in favor of the plaintiff and awarded to the plaintiff an amount of total damages that is within the Company’s insurance limits. In response to the verdict, the Company filed a motion for judgment notwithstanding the verdict and alternatively, a motion for a new trial. If those motions are not successful, the Company expects to file an appeal to the Circuit Court of Appeals. The Company believes that it has meritorious reasons to contest and appeal the judgment and intends to continue to defend the action vigorously.

In addition from time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimate range, if possible. The Company does not believe the final disposition of these matters will have a material effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred. Also, the Company does not record any gain contingencies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the Nasdaq Global Market under the symbol “SLTM”. On February 29, 2012, the closing sale price of our common stock was $2.84 per share.

Common Stockholders

As of February 29, 2012, there were approximately 147 stockholders of record of our common stock, one of whom was CEDE & Co, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is approximately 3,652.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated periods:

	High	Low
Year Ended December 31, 2010
First Quarter	$2.25	$1.75
Second Quarter	2.69	1.91
Third Quarter	2.00	1.52
Fourth Quarter	3.05	1.97
Year Ended December 31, 2011
First Quarter	$3.68	$2.60
Second Quarter	3.63	2.45
Third Quarter	2.80	1.23
Fourth Quarter	3.25	1.23

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index for the period beginning on November 10, 2006, our first day of trading after our initial public offering, and ending on December 31, 2011.

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

The following table presents certain financial data for each of the last five fiscal years. You should read the 2011 through 2009 financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K.

Consolidated Statement of Operations Data

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2011 (1)	2010 (2)	2009	2008 (3)	2007
Net revenue	$115,984	$110,932	$98,818	$56,681	$63,101
Cost of revenue	42,364	41,400	40,565	15,066	15,976

Gross margin	73,620	69,532	58,253	41,615	47,125
Operating expenses
Sales and marketing	46,761	42,665	38,931	27,001	26,195
Research and development	16,124	16,324	16,246	9,502	9,099
General and administrative	17,765	14,627	14,659	13,662	11,300
Acquired in-process research and development	—	—	—	9,060	—
Litigation settlement gain	—	(2,213)	—	—	—

Total operating expenses	80,650	71,403	69,836	59,225	46,594

Income (loss) from operations	(7,030)	(1,871)	(11,583)	(17,610)	531
Interest income	59	55	269	2,340	2,520
Interest expense	(209)	(190)	(294)	(15)	—
Other income and expense, net	(309)	208	93	(6)	—
Gain (loss) on investments	—	—	224	(1,088)	—

Income (loss) before income taxes	(7,489)	(1,798)	(11,291)	(16,379)	3,051
Income tax (benefit) provision	(6,160)	222	(99)	14	271

Net income (loss)	$(1,329)	$(2,020)	$(11,192)	$(16,393)	$2,780

Net income (loss) per share — basic and diluted:
Net income (loss) per share — basic	$(0.02)	$(0.03)	$(0.23)	$(0.67)	$0.12

Net income (loss) per share — diluted	$(0.02)	$(0.03)	$(0.23)	$(0.67)	$0.11

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	60,573,428	58,908,611	47,848,258	24,506,673	23,241,031

Diluted	60,573,428	58,908,611	47,848,258	24,506,673	24,884,458

(1)

Includes the effect of the acquisition of Medicis Technologies Corporation on November 1, 2011 and the results of operations of Medicis Technologies Corporation from November 1, 2011 to December 31, 2011.

(2)

Includes the effect of the acquisition of Aesthera Corporation on February 26, 2010 and the results of operations of Aesthera Corporation from February 26, 2010 to December 31, 2010, and the effect of the acquisition of CLRS Technology Corporation on October 15, 2010 and the results of operations of CLRS Technology Corporation from October 15, 2010 to December 31, 2010.

(3)	Includes the effect of the acquisition of Reliant Technologies, Inc. on December 23, 2008 and the results of operations of Reliant Technologies, Inc from December 23, 2008 to December 31, 2008.

Consolidated Balance Sheet Data

	As of December 31,
(in thousands of dollars)	2011	2010	2009	2008	2007
Cash and cash equivalents	$17,417	$36,898	$14,744	$7,556	$13,650
Marketable investments	—	—	—	17,870	38,707
Working capital	21,384	33,994	14,462	13,864	55,834
Total assets	209,298	158,545	136,149	149,168	68,727
Short and long-term borrowings	24,400	9,626	11,058	12,399	—
Total stockholders’ equity (deficit)	$126,183	$122,144	$100,237	$107,824	$58,118

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of skin conditions brought on by the effects of aging, environmental factors or hormonal changes. Our products are patented and generally require FDA clearance and in Europe, the CE Mark prior to marketing. The product technologies we use include RF energy, to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin; lasers for skin resurfacing and the treatment of actinic keratosis; intense pulsed light (“IPL”) for the treatment of mild to moderate acne and other dermatologic conditions; and high intensity ultrasound (“HIFU”) for the destruction of subcutaneous adipose tissue for the purpose of waist circumference reduction.

We were incorporated in 1996 and received FDA clearance for our first Thermage RF system in 2002. Through a number of acquisitions, we added the Fraxel laser systems from Reliant Technologies in December 2008; the Isolaz (IPL) system from Aesthera Corporation in February 2010; the Claro (IPL) personal care acne treatment device from CLRS in October 2010, and the Liposonix system from our acquisition of Medicis Technologies Corporation in November 2011. Our latest product introduction is the CLEAR + BRILLIANT laser system, for which we received FDA clearance in May 2011. In addition, FDA clearance for the second generation Liposonix system which we acquired from Medicis Pharmaceutical Corporation (“Medicis”) was received in October 2011.

As of December 31, 2011, we had a global installed base of over 8,000 systems.

Net revenue for the year ended December 31, 2011 increased 5% or $5.1 million, to $116.0 million, from $110.9 million in 2010, mainly from higher tip revenue and the contributions from the sale of the new CLEAR + BRILLIANT products, which launched in April 2011, and the Liposonix and CLARO products, partially offset by a decline in system upgrades, a decrease in system and handpiece sales, a decrease in research and development revenue related to a research contract that ended in 2010 and a decrease in service contract amortization. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including expanding our partner program to include Fraxel consumables as well as offering incentives to doctors who become Fraxel, Thermage, Isolaz and Liposonix customers.

Acquisition of Liposonix

On September 12, 2011, we entered into a stock purchase agreement (“Purchase Agreement”) with Medicis pursuant to which we agreed to acquire from Medicis all the outstanding shares of Medicis Technologies Corporation, subject to the terms and conditions of the Purchase Agreement. In connection with the acquisition, a separate subsidiary of Medicis agreed to transfer certain assets and assign certain agreements related to Liposonix (collectively, the “Transaction”). As a result of the acquisition, we have expanded our product offerings by providing a nonsurgical fat ablation treatment to our customers through our direct sales and distribution networks worldwide.

We closed the Transaction on November 1, 2011. At the closing of the Transaction, we paid to Medicis $15.5 million in cash, which consisted of an upfront $15 million payment and $0.5 million of preliminary working capital adjustments. Also on November 17, 2011, we paid a one-time payment of $20 million to Medicis with respect to the clearance by the FDA of the second generation Liposonix product which was received on October 24, 2011. We expect to fund the acquisition through existing cash balances and credit facilities.

In addition, we have agreed to pay to Medicis additional cash payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of the Liposonix products, subject to the terms and conditions of the Purchase Agreement. Also, upon the closing of the Transaction, we assumed the contingent payment obligations of Medicis with respect to the former shareholders of Liposonix pursuant to the Agreement and Plan of Merger among Medicis, Liposonix and the other parties thereto dated as of June 16, 2008. We assumed the Liposonix’ Bothell, Washington facility lease, and expect to maintain this facility and complete integrating it into our existing worldwide operations over the next 12 months.

The fair value of the total contingent consideration recognized on the acquisition date of $26.6 million was estimated by applying a probability weighted discounted cash-flow approach using a discount rate of 30%. As of December 31, 2011, the fair value of this contingent consideration liability has been increased to $27.8 million to reflect the accretion and accordingly, a $1.2 million charge was recognized as general and administrative expense in our consolidated statement of operations during the year ended December 31, 2011.

Our consolidated financial statements include the results of operations of Liposonix from the date of acquisition through December 31, 2011.

Of the total original purchase price of $62.1 million, $17.4 million was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of four to nine years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach and the cost method approach. The income approach uses a discounted cash flow model. We calculated the present value of the expected future cash flows attributable to the acquired intangibles using a 21.0% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. We used two methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the developed technology and trade name intangibles with royalty rates of 9.8% and 0.7%, respectively.

We allocated the residual value of $47.1 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not expected to be deductible for tax purposes. The factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were:

•	the expansion of the Company’s recurring revenue model allowing for increased treatment tip usage as well as expanding clinical applications for our physician customers;

•	access to an expanded base of industry knowledge and expertise;

•	opportunity to complement our existing products for the aesthetic market with a synergistic technology and new clinical treatment applications; and

•	expansion of our global presence thereby increasing our market penetration.

Acquisition of CLRS Technology Corporation

On October 15, 2010, we acquired 100% of the common stock of CLRS Technology Corporation (“CLRS”), a privately held company for consideration consisting of the payment of approximately $1.0 million of debt at the closing of the acquisition.

In connection with this transaction, we entered into a contingent consideration arrangement which would have required payments if certain milestones related to revenue from the sale of CLRS products and operating income of CLRS were achieved during 2011. The fair value of the contingent consideration recognized on the acquisition date of $0.9 million was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) a discount rate of 2.1% and 25.6% percent and (ii) probability of milestone achievement ranging from 0%-100%. As of December 31, 2011, the fair value of this contingent consideration liability has been reduced to zero as the revenue and operating income milestones were not achieved and accordingly a $0.9 million gain was recognized in general and administrative expense in our consolidated statement of operations during the year ended December 31, 2011.

As a result of the acquisition, we expanded our product offerings by providing a consumer based treatment of acne to our customers through a retail channel.

Of the total original purchase price of $1.9 million, $1.1 million was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of four to six years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach and the cost method approach. The income approach uses a discounted cash flow model. We calculated the present value of the expected future cash flows attributable to the acquired intangibles using a 25.6% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. We used the following methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the trade name intangibles with a royalty rate of 0.3%. We used the cost method approach to quantify the fair value of the product technology intangible, by using cumulative inflation rates ranging from 0% to 5.5%.

We allocated the residual value of $0.8 million to goodwill. Goodwill arising from the acquisition is attributable to the workforce of the acquired business and the significant synergies expected to arise. Goodwill is not expected to be deductible for tax purposes.

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

In connection with this transaction, we entered into a contingent consideration arrangement which would have required payments ranging from $0 to $10.75 million in shares of our common stock if certain revenue milestones had been achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables are collected. The fair value of the contingent consideration recognized on the acquisition date of $0.3 million was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

The revenue milestones were not achieved during 2010 and accordingly a $0.3 million gain was recognized in general and administrative expense in our consolidated statement of operations during the year ended December 31, 2010.

As a result of the acquisition, we have expanded our product offerings by providing treatment of acne to our customers through our direct sales and distribution network worldwide.

Our consolidated financial statements include the results of operations of Aesthera from the date of acquisition through December 31, 2011.

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

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2011, 2010 and 2009 we derived 55%, 51% and 48% respectively, of our revenue from treatment tips and consumable sales, and 40%, 42% and 43% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the years ended December 31, 2011, 2010 and 2009, we derived 45%, 45% and 47%, respectively, of our revenue from sales of our products and services within North America, and 55%, 55% and 53%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Years Ended December 31,
	2011	2010	2009
North America	45%	45%	47%
Asia Pacific	35%	31%	25%
Europe/Middle East	16%	19%	23%
Rest of the world	4%	5%	5%

Total net revenue	100%	100%	100%

Future operating results are difficult to predict accurately. We anticipate that our quarterly results of operations may fluctuate for the foreseeable future due to several factors, including prevailing economic conditions and our customers’ access to credit, the timing of introduction and the degree of acceptance of future product offerings, unexpected interruptions and expenses related to our manufacturing operations, and the performance of our direct sales force and international distributors.

As new or enhanced products are introduced, we must successfully manage the transition from older products in order to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories, and ensure that enough supplies of new products can be delivered to meet customer demand.

Significant Industry Factors

The success of our business is subject to the impact of economic conditions on the growth of the industry and to our ability to continue to develop new products, applications and innovative technologies, obtain and maintain regulatory clearances for our products, protect our proprietary technology, and successfully market and distribute our products. Our industry is characterized by seasonally lower demand during the third calendar quarter of the year, when both physicians and prospective patients take summer vacations. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on aesthetic procedures could have an adverse effect on our operating results. A detailed discussion of these and other factors that impact our business is provided in the “Risk Factors” section in this Annual Report on Form 10-K.

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

Revenue Recognition

Product revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured. Delivery is deemed to have occurred when title and risks and rewards of ownership have transferred to the customer and remaining obligations are considered perfunctory. For most of our product sales, transfer of title and risks and rewards of ownership occurs when the product is shipped. Revenue is recorded net of customer and distributor discounts and rebates. For sales transactions in which collectability is not reasonably assured, we recognize revenue upon receipt of cash payment.

We sell to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors on all products except for the Claro product do not include return rights. For the Claro product, we estimate a returns reserve, We typically recognize revenue upon shipment for sales through independent, third party distributors as we have no continuing obligations subsequent to shipment, other than replacement parts. The distributors are responsible for all marketing, sales, installation, training and warranty services for our products, as well as obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and we may assist the distributor in the regulatory approval process, the responsibility belongs mainly to the distributor. We determine whether our remaining obligation in the sale is perfunctory prior to recording revenue. We do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay us for the sale regardless of whether the distributor is able to resell the product.

We also offer customers extended warranty service contracts. Revenue from the sale of extended service contracts is recognized on a straight-line basis over the period of the applicable extended contract. We also earn service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

In conjunction with the Reliant acquisition, we assumed an agreement with an external party to collaborate on a joint development and the worldwide commercialization of devices and accessories that incorporate Fraxel technology. Under the terms of this arrangement, the external party made advance quarterly payments for the costs incurred in performing activities under the arrangement. As of December 31, 2010, all payments were received by us on this agreement.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements”. ASU 2009-13 amended the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. ASU 2009-13 permits prospective or retrospective adoption, and we elected prospective adoption during the first quarter of 2011. The adoption of ASU 2009-13 did not have a significant effect on our revenue in the period of adoption.

Our products and services will generally continue to qualify as separate units of accounting under ASU 2009-13. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable is considered a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item, the delivery and performance of the undelivered item is considered probable and substantially in our control. In arrangements where the aforementioned criteria are not met, the deliverable is combined with the undelivered item(s) and revenue recognition is determined as one single unit.

Our multi-element arrangements generally consist of the sale of systems and post-sale obligations like training or installation. These obligations are fulfilled after product shipment. For multi-element arrangements like these, we allocate revenue to all deliverables based on their relative selling prices since the deliverables qualify as separate units of accounting. In such circumstances, ASU 2009-13 establishes a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when we sell the deliverable separately and if there is a price that is actually charged by us for that deliverable. BESP reflects our best estimate of what the selling price of that element would be if it was sold regularly on a stand-alone basis, considering factors relevant to our pricing practices such as standalone sales prices of similar products, customer type, and geography. Amounts allocated to the deliverables are recognized as revenue upon delivery, provided all other revenue recognition criteria have been satisfied.

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

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We offer a one year warranty for systems sold in the United States and a one year replacement parts warranty for systems sold to distributors outside of the United States. We also provide a warranty for our consumable products.

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

Step 1 — We compare our enterprise fair value to our enterprise carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, we move on to step 2. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. To date, our fair value has exceeded our carrying value and thus no goodwill impairment charge has been recorded.

We use a combination of our market capitalization and the discounted cash flow methodology to determine the fair value of our single reporting unit. The discounted cash flow methodology is based on the present value of the cash flows that our single reporting unit is expected to generate in the future. Key assumptions include projections of future cash flows, growth rates, and discount rates. For the discount rate, we use a rate which reflects our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization.

Step 2 — We perform an allocation of the fair value to our identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows us to derive an implied fair value of goodwill. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment change would be recognized for the excess.

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through December 31, 2011.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2011, there have been no such impairments.

Litigation and Claims

From time to time, we are involved in litigation relating to claims arising from the ordinary course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimate range, if possible. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred. Also, we do not record any gain contingencies.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax liabilities, tax credits, benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of revenue and expense for tax and financial statement purposes.

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

We believe we have provided adequate reserves for uncertain tax positions for anticipated audit adjustments by U.S. federal, state and local, as well as foreign tax authorities based on our estimate of whether, and the extent to which, additional taxes, interest and penalties may be due. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the accrued liabilities are no longer warranted. If our estimate of tax liabilities is less than the ultimate assessment, a further charge to expense would result.

Valuation of Stock-Based Awards

Stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants incorporates our historical volatility and volatility of similar public entities in the aesthetics market due to a lack of historical information regarding the volatility of our stock price. When establishing the expected term assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected. The fair value of restricted stock awards is based on the closing stock market price on the award date. The fair value of market stock units at the issuance date was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using assumptions such as, expected volatility of our stock, correlation coefficients, risk-free interest rates, and contractual life.

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

Net Revenue.    Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $116.0 million for the year ended December 31, 2011, an increase of $5.1 million, or 5%, compared to $110.9 million for the year ended December 31, 2010. The increase was mainly from higher tip revenue and the contributions from the sale of the new CLEAR + BRILLIANT products which launched in April 2011, and the Liposonix products launched in December 2011, partially offset by a decline in system upgrades, a decrease in system sales excluding CLEAR + BRILIANT and Liposonix, a decrease in handpiece sales, a decrease in research and development revenue related to a research contract that ended in 2010, and a decrease in service contract amortization. System sales for the year ended December 31, 2011 was $46.7 million, an increase of $0.3 million, or 0.8%, compared to $46.4 million for the same period in 2010. Sales of treatment tips and other consumables was $63.4 million for the year ended December 31, 2011, an increase of $6.8 million, or 12%, compared to $56.6 million for the same period in 2010.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 63% of revenue for the years ended December 31, 2011 and 2010. Gross margin as a percent of revenue stayed constant year over year, as the favorable impact of a higher mix of tip sales, lower manufacturing spend costs net of absorption, lower product excess and obsolescence costs and favorable standard cost changes during 2011, were offset by an increase in purchase price related adjustments to cost of sales that resulted from the acquisition of Liposonix in November 2011, an increase in amortization expense from intangibles acquired in the Liposonix and CLRS acquisitions, and slightly higher warranty expenses.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel related costs in our sales, marketing, clinical training, and customer service departments, customer-attended workshops, trade shows, advertising, public relations, marketing sponsorship programs, and marketing materials. Sales and marketing expenses in the year ended December 31, 2011 was $46.8 million, an increase of $4.1 million, or 10%, compared to $42.7 million for the same period in 2010. The increase was primarily attributable to increased headcount, employee payroll and related travel and entertainment expenses of $3.5 million, an increase of $1.2 million in professional outside services, and an increase of $0.1 million in amortization of intangibles acquired in the Liposonix and CLRS acquisitions, partially offset by a decrease of $0.4 million in discretionary marketing expenses and a decrease of $0.3 million in telecommunication, depreciation and allocated information technology and facility expenses.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses in the year ended December 31, 2011 was $16.1 million, a decrease of $0.2 million, or 1%, compared to $16.3 million for the same period in 2010 due to lower professional outside services decrease of $0.7 million and amortization of intangibles decrease of $0.6 million, partially offset by an increase of $0.5 million in employee payroll and related expenses, an increase of $0.5 million in clinical studies and other research and development projects, and an increase of $0.1 million in supplies, telecommunication, depreciation and allocated information technology and facility expenses.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses in the year ended December 31, 2011 were $17.8 million, an increase of $3.2 million, or 22%, compared with $14.6 million for the same period in 2010. The increase from the prior year was due to an increase of $1.3 million in acquisition related expenses, the contingent consideration fair value adjustment of $1.2 million associated with the acquisition of Liposonix, an increase of $0.5 million in accounting and legal services, an increase of $0.3 million in business insurance, an increase of $0.4 million in depreciation and allocated information technology and facility expenses and an increase of $0.3 million in excise and sales tax related expenses, partially offset by a decrease of $0.2 million in bad debt expense and a decrease of $0.6 million resulting from the reversal of contingent consideration primarily associated with the acquisition of CLRS.

Litigation Settlement.    In May 2010, we reached an agreement with Alma that settled patent-related claims of the parties against each other. Under this agreement, the parties granted each other a covenant not to sue under the patents in the suit and related patents. We received a one-time payment of $2.3 million and incurred external legal expenses of $37,000 for the year ended December 31, 2010. This resulted in a net litigation settlement gain of $2.2 million for the year ended December 31, 2010.

Interest Income.    Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income increased $4,000, or 7%, to $59,000 for the year ended December 31, 2011 from $55,000 for the same period in 2010. The increase is primarily due to higher average cash and cash equivalent balances during the first three quarters of 2011.

Interest Expense.    Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $19,000, or 10%, to $209,000 for the year ended December 31, 2011 from $190,000 for the same period in 2010. The increase is primarily a result of the additional term loans entered into during the fourth quarter of 2011 totaling $20 million.

Other Income and Expense, net.    Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net other income and expense was a net expense of $309,000 and net income of $208,000 in the year ended December 31, 2011 and 2010, respectively. The net expense increase during 2011 when compared to the prior year is primarily due to foreign exchange losses resulting from currency fluctuations during the year ended December 31, 2011.

Income Tax (Benefit) Provision.    There was an income tax benefit of $6.2 million and a tax provision of $0.2 million for the years ended December 31, 2011 and 2010, respectively. The benefit for income taxes for the year ended December 31, 2011 primarily represents a release of valuation allowance of $6.4 million to offset deferred tax liabilities generated from acquiring Liposonix and was reduced by state tax liabilities, foreign tax liabilities, and tax reserves for uncertain tax positions. The provision for income taxes for the year ended December 31, 2010 primarily represented additions to alternative minimum taxes and additions to reserves for uncertain tax positions.

Years Ended December 31, 2010 and December 31, 2009

Net Revenue.    Net revenue was $110.9 million for the year ended December 31, 2010, an increase of $12.1 million, or 12%, compared to $98.8 million for the year ended December 31, 2009. This increase was primarily due to the contributions from the sales of Isolaz products and services of $5.0 million, an increase in tips and consumable sales and an increase in system sales and system upgrades, partially offset by a decline in other revenue and handpiece sales. System sales for the year ended December 31, 2010 was $46.4 million, an increase of $3.8 million, or 9%, compared to $42.5 million for the same period in 2009. Sales of treatment tips and other consumables was $56.6 million, an increase of $9.3 million, or 20%, compared to $47.3 million for the same period in 2009.

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

Interest Income.    Interest income decreased $214,000, or 80%, to $55,000 for the year ended December 31, 2010 from $269,000 for the same period in 2009. The decrease is primarily due to lower average investment balances since all our marketable securities matured in 2009.

Interest Expense.    Interest expense decreased by $104,000, or 35%, to $190,000 for the year ended December 31, 2010 from $294,000 for the same period in 2009. The decrease is primarily due to lower debt balances in 2010.

Other Income and Expense, net.    Net other income and expense was a net income of $208,000 and $93,000 in the year ended December 31, 2010 and 2009, respectively. The net income increase during 2010 when compared to the prior year is primarily due to foreign exchange gains resulting from currency fluctuations during the year ended December 31, 2010.

Gain (Loss) on Investments.    During the year ended December 31, 2009, we realized $0.2 million in gains on investments that had either been sold or matured in our portfolio during 2009. We had no investments in 2010.

Income Tax (Benefit) Provision.    There was an income tax provision of $0.2 million and a tax benefit of $0.1 million for the years ended December 31, 2010 and 2009, respectively. The provision for income taxes for year ended December 31, 2010 primarily represented additions to AMT taxes and additions to reserves for uncertain tax positions. The benefit for income taxes for the year ended December 31, 2009 primarily represented refunds of income taxes, partially offset by additions to reserves for uncertain tax positions. We did not recognize any tax benefits in relation to the loss before income taxes for the year ended December 31, 2010 as we maintained a full valuation allowance for deferred taxes.

Stock-Based Compensation

For the years ended December 31, 2011, 2010 and 2009, employee and non-employee stock-based compensation expense were allocated as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$442	$270	$241
Sales and marketing	820	741	1,244
Research and development	436	303	273
General and administrative	1,599	1,188	1,486

Total stock-based compensation expense	$3,297	$2,502	$3,244

At December 31, 2011, the total compensation cost related to stock-based awards granted or modified to employees and directors but not yet recognized was approximately $2.0 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over the remaining weighted average period of approximately 2.4 years.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $0, $98,000 and $1,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Reconciliation of GAAP to Non-GAAP Financial Measures

The following presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the our results of operation as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

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

•

Non-GAAP gross margin and non-GAAP gross margin as a % of sales provide useful information to investors regarding our gross margin by excluding from cost of sales non-cash items like amortization of acquisition related intangibles and stock-based compensation expenses. These costs are generally fixed at the time of acquisition or when the stock-based award is granted, are then expensed or amortized over several years and generally cannot be changed or influenced by management after acquisition or once granted. We further believe that excluding these charges can provide useful information to investors for the reasons stated in the footnotes to these respective items in the presentation that follows.

•

Non-GAAP operating income reflects our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as it excludes expenses that may not be regarded as reflective of ongoing operating results like severance expenses and acquisition related in-process research and development expenses, as well as those discussed in non-GAAP gross margin above. We further believe that excluding the identified expenses can provide useful information to investors for the reasons stated in the footnotes to these respective items in the presentation that follows.

•

Non-GAAP EBITDA enables investors to assess our compliance with financial covenants under its debt instruments. Our credit facility loans have financial covenants that use non-GAAP EBITDA as part of the measure.

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

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2011	2010	2009
GAAP Gross margin	$73,620	$69,532	$58,253

GAAP gross margin as % of sales	63%	63%	59%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$73,620	$69,532	$58,253
Amortization and other non-cash acquisition related charges (1)	3,951	3,825	5,757
Stock-based compensation (4)	442	270	241

Non-GAAP gross margin	$78,013	$73,627	$64,251

Non-GAAP gross margin as % of sales	67%	66%	65%

GAAP loss from operations	$(7,030)	$(1,871)	$(11,583)
Non-GAAP adjustments to net loss from operations:
Amortization and other non-cash acquisition related charges (1)	5,397	5,157	7,077
Severance expenses (2)	260	55	118
Acquisition-related expenses (3)	2,355	1,087	—
Stock-based compensation (4)	3,297	2,502	3,244

Non-GAAP income (loss) from operations	$4,279	$6,930	$(1,144)
Depreciation expenses (5)	3,269	2,926	2,708

Non-GAAP EBITDA	$7,548	$9,856	$1,564

GAAP net loss	$(1,329)	$(2,020)	$(11,192)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	5,397	5,157	7,077
Severance expenses (2)	260	55	118
Acquisition-related expenses (3)	2,355	1,087	—
Stock-based compensation (4)	3,297	2,502	3,244
Acquisition-related income tax benefit (6)	(6,411)	—	—

Non-GAAP net income (loss)	$3,569	$6,781	$(753)

GAAP basic net loss per share	$(0.02)	$(0.03)	$(0.23)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges (1)	$0.09	$0.09	$0.15
Severance expenses (2)	—	—	—
Acquisition-related expenses (3)	$0.05	$0.02	—
Stock-based compensation (4)	$0.05	$0.04	$0.07
Acquisition-related income tax benefit (6)	$(0.11)	—	—

Non-GAAP basic net income (loss) per share	$0.06	$0.12	$(0.02)

Non-GAAP diluted net income (loss) per share	$0.06	$0.11	$(0.02)

GAAP weighted average shares outstanding used in calculating basic net loss per share	60,573,428	58,908,611	47,848,258

GAAP weighted average shares outstanding used in calculating diluted net loss per share	60,573,428	58,908,611	47,848,258
Adjustments for dilutive potential common stock	3,555,057	2,056,496	—

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	64,128,485	60,965,107	47,848,258

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

(6)

Acquisition-related income tax benefit primarily relates to the one-time release of valuation allowance to offset deferred tax liabilities generated from acquiring Liposonix. This income tax benefit is disregarded by our management when evaluating and predicting earnings trends because this benefit is unique to a specific acquisition, and are therefore excluded by us when presenting non-GAAP financial measures.

Liquidity and Capital Resources

On December 31, 2011, we had working capital of $21.4 million, which included $17.4 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we may be required to make substantial future cash payments in respect of that transaction.

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

On March 31, 2010, we entered into a third amendment to the Loan Agreement which provides for an increase of the commitment under the loan facility by adding a $10.0 million secured term loan facility, amended certain financial covenants and extended the term of the existing revolving loan facility. On October 15, 2010, we entered into a fourth amendment to the Loan Agreement, which authorized us to consummate the acquisition of CLRS on October 15, 2010.

On April 20, 2011, we entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings for term loans borrowed under the secured term loan facility from December 31, 2013 to December 31, 2014. On September 12, 2011, we entered into a sixth amendment to the Loan Agreement, which authorized us to enter into a material definitive agreement with Medicis to acquire one of its subsidiaries, Liposonix. On October 25, 2011, we entered into a seventh amendment to our Loan Agreement. The seventh amendment provides for, among other things, (i) an increase of the secured term loan facility from $10 million to $20 million, (ii) amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio, (iii) an extension of the draw period for term loans borrowed under the secured term loan facility from March 31, 2012 to June 30, 2012 and an extension to the maturity date of such borrowings from December 31, 2014 to September 1, 2015, (iv) an amendment of the interest rate per annum on such borrowings from the greater of (a) 4.44% or (b) the three-year U.S. treasury note yield rate on the funding date plus 3.00% to 3.75% and (v) an amendment to the final payment fee on such borrowings from 3.5% to 6.00%. Other terms of the Loan and Security Agreement remain unchanged. Also, in connection with the seventh amendment, the Company issued warrants to Silicon Valley Bank to purchase 101,995 and 32,244 shares of common stock, with an exercise price of $2.206 and $2.326 per share, respectively. The warrants are exercisable immediately after issuance and expire in 10 years.

On October 31, 2011, we drew down $15 million on the $20 million secured term loan facility to help fund the upfront payment of $15.5 million to Medicis. The $15.5 million upfront payment was made on November 1, 2011, upon the close of the LipoSonix acquisition. On November 17, 2011, we drew down the remaining $5 million on the $20 million secured term loan facility to help fund the one-time payment of $20 million with respect to the clearance from the FDA on the second generation LipoSonix product received on October 24, 2011. The $20.0 million one-time payment was paid to Medicis on November 17, 2011.

As of December 31, 2011, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are in compliance with these covenants as of December 31, 2011. At December 31, $4.5 million was outstanding on the revolving loan facility and $20.1 million was outstanding on the secured term loans. We repaid all funds drawn from the revolving loan facility in January 2012.

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

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing new products and supporting existing products, the required ramp-up of inventory for new products, including in 2012, the Liposonix system, and contingent payments owed to Medics from the Liposonix acquisition based on achievement against specified revenue and profit targets.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Term loans	$20,098	$3,016	$17,082
Operating leases	2,143	1,473	670
Purchase commitments	17,341	17,341	—

Total contractual obligations	$39,582	$21,830	$17,752

Contingent consideration payment obligations resulting from the acquisition of Liposonix is discussed earlier in this Management, Discussion and Analysis section under “Acquisition of Liposonix”.

Cash Flows for the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009

Net Cash Provided by (Used in) Operating Activities.    Net cash provided by operating activities was $0.7 million in the year ended December 31, 2011, compared to net cash of $10.2 million provided by operating activities in the year ended December 31, 2010. Net cash used in operating activities was $6.8 million for the year ended December 31, 2009. During 2011, cash was provided from a $0.5 million increase in accrued liabilities, a $0.7 million increase in deferred revenue, a decrease of $0.8 million in prepaid expenses, other current assets and other assets, and $4.0 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by a $4.0 million increase in inventory attributable to ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.8 million increase in accounts receivable and a $0.7 million decrease in accounts payable.

During the year ended December 31, 2010, cash was provided by a $3.0 million decrease in inventory, primarily due to higher sales during the period and tighter management of inventory purchases, a $0.6 million decrease in accounts receivable, due to successful collection efforts at the end of the period, and $9.2 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by a $1.1 million increase in prepaid expenses and other current assets and a $1.1 million decrease in deferred revenue. During the year ended December 31, 2009, cash was used to fund an increase of $7.6 million in accounts receivable that was primarily due to increased revenue and a higher percentage of sales late in the period, a decrease of $3.7 million in accrued restructuring, a decrease of $2.5 million in accrued and other liabilities, a $1.4 million decrease in accounts payable, and a $0.7 million increase in prepaid expenses and other current assets. These were partially offset by cash provided from a $2.9 million decrease in inventory and $0.2 million net cash provided from net loss after adjusting for non-cash items. The decrease in inventory during 2009 was primarily due to sales during the period supplemented by tighter management of inventory purchases.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $37.0 million for the year ended December 31, 2011. Net cash used in investing activities was $3.3 million and net cash provided by investing activities was $15.0 million for the years ended December 31, 2010 and December 31, 2009, respectively. During 2011, net cash of $35.5 million was used for the acquisition of Liposonix and net cash of $1.5 million was used for payments to acquire property and equipment. During 2010, net cash of $2.0 million was used for payments to acquire property and equipment and $1.2 million was used for the acquisition of Aesthera Corporation and CLRS, net of cash received. Our investing activities in 2009 consisted principally of sales and maturities related to our marketable securities of $18.0 million, partially offset by the purchases of property and equipment of $1.8 million and transaction cost payments, net of escrow settlement relating to the Reliant acquisition of $1.1 million.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $16.8 million for the year ended December 31, 2011. Net cash provided by financing activities was $15.2 million and net cash used in financing activities was $1.0 million for the years ended December 31, 2010 and 2009, respectively. During 2011, we drew down $20 million on our secured term loan facility and received $1.9 million in proceeds from exercise of stock options and the employee stock purchase plan, partially offset by net payments of $5.0 million on our term and revolving loans. During 2010, we completed a private placement of units consisting of our common stock and warrants to purchase our common stock which resulted in net proceeds of $15.8 million in cash and we also received $1.0 million in proceeds from exercise of stock options and participation in our Employee Stock Purchase Plan, offset by net payments of $1.4 million on our term and revolving loans and $0.1 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. During 2009, we made net borrowings of $11.1 million in term loans and under the line of credit from Silicon Valley Bank, and repaid $12.4 million on the margin account maintained with JP Morgan Chase related to our marketable investments. In addition there were proceeds from exercise of stock options and employee stock purchase of $0.4 million.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The Company does not expect the guidance will have a material impact on its results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this amendment will have a material impact on the presentation of comprehensive income within the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the revised guidance to impact its results of operations or financial condition.

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

Interest Rate Risk

Changes in interest rates will impact our interest sensitive credit agreement and accordingly may impact interest expense. We have determined that if interest rates were to instantaneously increase (decrease) by 100 basis points, there would be no material impact to interest expense over a one-year period.

Item 8.	Financial Statements and Supplementary Data

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

The following Financial Statement Schedule of the Registrant for the years ended December 31, 2011, 2010 and 2009 is filed as part of this Report as required to be included in Item 8 and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Page
Schedule II Valuation and Qualifying Accounts	114

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Solta Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Solta Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting as it relates to inventory at Liposonix, which was acquired on November 1, 2011 and whose inventory constitutes approximately 7% of the consolidated inventory as of December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting as it relates to inventory at Liposonix. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solta Medical, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2012

Solta Medical, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of dollars, except share and per share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$17,417	$36,898
Accounts receivable, net of allowance for doubtful accounts in 2011 and 2010 of $226 and $394, respectively	13,282	12,426
Inventories	16,524	10,549
Prepaid expenses and other current assets	8,626	5,906

Total current assets	55,849	65,779
Property and equipment, net	6,818	6,227
Purchased intangible assets, net	49,352	36,809
Goodwill	96,620	49,481
Other assets	659	249

Total assets	$209,298	$158,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,767	$6,358
Accrued liabilities	16,126	12,030
Current portion of deferred revenue	4,521	3,428
Short-term borrowings	7,441	9,528
Customer deposits	610	441

Total current liabilities	34,465	31,785
Deferred revenue, net of current portion	824	969
Term loan, net of current portion	16,959	98
Non-current tax liabilities	2,975	3,372
Contingent consideration liability	27,800	—
Other liabilities	92	177

Total liabilities	83,115	36,401

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at December 31, 2011 and 2010 Issued and outstanding: none at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at December 31, 2011 and 2010 Issued and outstanding: 61,130,740 and 59,728,410 shares at December 31, 2011 and 2010, respectively	61	60
Additional paid-in capital	198,565	193,198
Accumulated deficit	(72,443)	(71,114)

Total stockholders’ equity	126,183	122,144

Total liabilities and stockholders’ equity	$209,298	$158,545

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2011	2010	2009
Net revenue	$115,984	$110,932	$98,818
Cost of revenue	42,364	41,400	40,565

Gross margin	73,620	69,532	58,253

Operating expenses
Sales and marketing	46,761	42,665	38,931
Research and development	16,124	16,324	16,246
General and administrative	17,765	14,627	14,659
Litigation settlement gain	—	(2,213)	—

Total operating expenses	80,650	71,403	69,836

Loss from operations	(7,030)	(1,871)	(11,583)
Interest income	59	55	269
Interest expense	(209)	(190)	(294)
Other income and expense, net	(309)	208	93
Gain on investments	—	—	224

Loss before income taxes	(7,489)	(1,798)	(11,291)
Income tax (benefit) provision	(6,160)	222	(99)

Net loss	$(1,329)	$(2,020)	$(11,192)

Net loss per share — basic and diluted	$(0.02)	$(0.03)	$(0.23)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	60,573,428	58,908,611	47,848,258

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands of dollars, except share amounts)	Shares	Amount
Balances, December 31, 2008	47,758,823	$48	$165,680	$(2)	—	$(57,902)	—	$107,824
Exercise of stock options	78,497	—	115	—	—	—	—	115
Amortization of deferred stock-based employee compensation	—	—	—	2	—	—	—	2
Issuance of common stock under employee stock purchase plan	239,708	—	246	—	—	—	—	246
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,241	—	—	—	—	3,241
Nonemployee stock compensation expense	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	(11,192)	—	(11,192)

Balances, December 31, 2009	48,077,028	48	169,283	—	—	(69,094)	—	100,237
Issuance of common stock for Aesthera acquisition, net of issuance costs	2,435,897	2	4,748	—	—	—	—	4,750
Issuance of common stock in private placement, net of issuance costs	8,529,704	9	12,096	—	—	—	—	12,105
Fair value of warrants issued in private placement, net of issuance costs			3,690					3,690
Exercise of stock options	349,653	1	580	—	—	—	—	581
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	108,611	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	227,517	—	437	—	—	—	—	437
Employee stock-based compensation expense, net of estimated forfeitures	—	—	2,264	—	—	—	—	2,264
Nonemployee stock compensation expense	—	—	98	—	—	—	—	98
Tax benefit from exercise of stock options	—	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(2,020)	—	(2,020)

Balances, December 31, 2010	59,728,410	$60	$193,198	$—	$—	$(71,114)	$—	$122,144
Exercise of stock options	964,245	1	1,436	—	—	—	—	1,437
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	93,393	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	219,522	—	418	—	—	—	—	418
Exercise of common stock warrants	125,170	—	—	—	—	—	—	—
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,297	—	—	—	—	3,297
Fair value of warrants issued in connection with debt financing	—	—	216	—	—	—	—	216
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,329)	—	(1,329)

Balances, December 31, 2011	61,130,740	$61	$198,565	$—	$—	$(72,443)	$—	$126,183

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands of dollars)	2011	2010	2009
Cash flows from operating activities
Net loss	$(1,329)	$(2,020)	$(11,192)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,126	7,717	6,909
Amortization of premium on marketable investments	—	—	106
Realized loss (gain) on marketable securities	—	—	(224)
Loss on disposal of property, plant and equipment	144	137	57
Stock-based compensation	3,297	2,502	3,244
Tax expense from stock option exercises	—	2	—
Deferred income taxes	(6,411)	—	—
Contingent consideration fair value adjustment	322	(280)	—
Loan warrant discount amortization	15	—	—
Provision for doubtful accounts	(68)	110	362
Provision for excess and obsolete inventory	(69)	737	961
Change in assets and liabilities:
Accounts receivable	(781)	600	(7,624)
Inventories	(3,980)	3,045	2,852
Prepaid expenses and other current assets	462	(1,072)	(703)
Other assets	365	244	(211)
Accounts payable	(709)	(118)	(1,432)
Accrued and other liabilities	453	(206)	2,476
Accrued restructuring	—	(7)	(3,691)
Deferred revenue	683	(1,051)	800
Customer deposits	169	(88)	241
Deferred rent	24	(50)	224

Net cash provided by (used in) operating activities	713	10,202	(6,845)

Cash flows from investing activities
Acquisition of property and equipment	(1,486)	(2,018)	(1,832)
Payments for acquisitions, net of cash acquired and escrow settlement	(35,541)	(1,243)	(1,139)
Proceeds from sale of marketable investments	—	—	17,990

Net cash provided by (used in) investing activities	(37,027)	(3,261)	15,019

Cash flows from financing activities
Repayment of equipment leases	—	(29)	(6)
Repayment of loan agreement borrowings	(33,521)	(33,431)	(15,917)
Repayment of short-term margin account borrowings	—	—	(12,399)
Proceeds from exercise of stock options	1,436	581	115
Proceeds from employee stock purchase plan	418	437	246
Proceeds from loan agreement borrowings	48,500	32,000	26,975
Proceeds from equity financing	—	17,230	—
Payment of equity financing issuance costs	—	(1,435)	—
Cash settlement of vested restricted stock units	—	(140)	—

Net cash provided (used) by financing activities	16,833	15,213	(986)

Net increase (decrease) in cash and cash equivalents	(19,481)	22,154	7,188
Cash and cash equivalents at beginning of year	36,898	14,744	7,556

Cash and cash equivalents at end of year	$17,417	$36,898	$14,744

Supplemental disclosure of cash flow information
Cash paid for interest	$158	$191	$294
Cash (refunded) paid for taxes	(49)	140	277

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	—	4,750	—
Issuance of warrants in connection with equity financing	—	3,690	—
Issuance of warrants in connection with debt financing	216	—	—
Accounts payable and accrued liabilities related to property and equipment purchases	187	179	109
Contingent consideration accrued in connection with acquisitions	26,600	878	—
Issuance of common stock for vested restricted stock units	293	359	—

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All intercompany balances and transactions have been eliminated. During 2011, the Company established various international subsidiaries in several countries and the functional currency of these foreign subsidiaries is the U.S. dollar.

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

Reclassifications

To maintain comparability among the periods presented, the Company has reclassed the presentation of certain prior period amounts reported. The Company made the following reclassifications to conform to 2011 presentation:

•

Within the Consolidated Statement of Operations for 2010 and 2009, the Company reclassed amounts that were recorded within interest income and expense, and other income and expense to interest income, interest expense, and other income and expense, net. The reclassification had no impact on the total loss before income taxes in the periods presented; and

•

Within the operating activities section of the Consolidated Statements of Cash Flows for 2010, the Company reclassed amounts that were recorded within accrued and other liabilities to contingent consideration fair value adjustment. The reclassification had no impact to the total net cash provided by operating activities in the period presented.

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

Concentration of credit risk with respect to trade accounts receivable is considered to be limited due to the diversity of the Company’s customer base and geographic sales areas. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential accounts receivable write-offs.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

No one customer accounted for more than 10% of accounts receivable as of December 31, 2011 and a customer accounted for approximately 11% of accounts receivable as of December 31, 2010. No customers accounted for more than 10% of net revenues for the years ended December 31, 2011, 2010 and 2009. The Company’s customer base is shifting toward more direct sales and international customers which may increase the Company’s credit risk profile.

The Company is subject to risks common to companies in the medical device industry including, but not limited to, new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability and compliance with government regulations. To achieve sustained profitable operations, the Company must successfully design, develop, manufacture and market its products. There can be no assurance that current products will continue to be accepted in the marketplace. Nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. These factors could have a material effect on the Company’s future financial results, financial position and cash flows.

Future products developed by the Company may require clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will continue to meet the necessary regulatory requirements. If the Company was denied such clearances or such clearances were delayed, it may have a material impact on the Company.

Accounts Receivable

Accounts receivable are typically unsecured and derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We estimate appropriate allowances based upon any specific customer collection issues, our history of losses, economic conditions and age of customer balances. Our assessment of the ability of our customers to pay generally includes direct contact with the customer, a review of their financial status, as well as consideration of their payment history with us.

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

The following table summarizes net revenue by product:

	Years Ended December 31,
	2011	2010	2009
Systems	$46,742	$46,364	$42,539
Tips and other consumables	63,371	56,608	47,293

Net revenue from products	110,113	102,972	89,832
Services and other	5,871	7,960	8,986

Total net revenue	$115,984	$110,932	$98,818

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following table summarizes net revenue by geographic region (based on the ship to address on the invoice):

	Years Ended December 31,
	2011	2010	2009
North America	$52,671	$50,307	$46,417
Asia Pacific	40,007	34,116	24,680
Europe/Middle East	18,167	20,727	23,020
Rest of the world	5,139	5,782	4,701

Total net revenue	$115,984	$110,932	$98,818

Inventories

Inventory is stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is two to seven years for furniture and fixtures, three to five years for machinery and equipment, and three years for software and computer hardware. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically five years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

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

Step 1 — The Company compares its enterprise fair value to its enterprise carrying value including goodwill. If the carrying value including goodwill exceeds its fair value, the Company moves on to step 2. If the fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary. To date, the fair value of the Company has exceeded the carrying value and thus no goodwill impairment charge has been recorded.

The Company uses a combination of its market capitalization and the discounted cash flow methodology to determine the fair value of its single reporting unit. The discounted cash flow methodology is based on the present value of the cash flows that our single reporting unit is expected to generate in the future. Key assumptions include projections of future cash flows, growth rates, and discount rates. For the discount rate, we use a rate which reflects our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Step 2 — The Company performs an allocation of the fair value to its identifiable tangible and intangible assets (other than goodwill) and liabilities. This allows the Company to derive an implied fair value of goodwill. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill is greater than the implied fair value of goodwill, an impairment charge would be recognized for the excess.

No goodwill impairment was identified through December 31, 2011.

Valuation of Long-Lived Assets and Purchased Intangible Assets

The Company reviews long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2011, there have been no such impairments.

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

The Company sells to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors on all products except for the Claro product do not include return rights. For the Claro product, the Company estimates a returns reserve. The Company typically recognizes revenue upon shipment for sales through independent, third party distributors as the Company has no continuing obligations subsequent to shipment, other than replacement parts. The distributors are responsible for all marketing, sales, installation, training and warranty services for the Company’s products, as well as obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and the Company may assist the distributor in the regulatory approval process, the responsibility belongs mainly to the distributor. The Company determines whether its remaining obligation in the sale is perfunctory prior to recording revenue. The Company does not provide price protection or stock rotation rights to any of its distributors. In addition, the Company’s distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay the Company for the sale regardless of whether the distributor is able to resell the product.

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

In conjunction with the Reliant acquisition, the Company assumed an agreement with an external party to collaborate on a joint development and the worldwide commercialization of devices and accessories that incorporate Fraxel technology. Under the terms of this arrangement, the external party made quarterly payments for the costs incurred in performing activities under the arrangement. As of December 31, 2010, all payments were received on this agreement.

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple Element Arrangements”. ASU 2009-13 amended the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. ASU 2009-13 permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of 2011. The adoption of ASU 2009-13 did not have a significant effect on the Company’s revenue in the period of adoption.

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

Warranty Obligations

The Company offers a one year warranty for systems sold in the United States and a one year replacement parts warranty for systems sold to distributors outside of the United States. The Company also provides a warranty for its consumable products. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale in its warranty reserves. The costs are recorded in cost of revenue.

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

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $361, $397 and $420 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments, contributions by, or distributions to stockholders. The Company does not have any changes in components of comprehensive loss that need to be excluded from net loss for the years ended December 31, 2011, 2010 and 2009.

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

	Years Ended December 31,
	2011	2010	2009
Historical net income (loss) per share:
Numerator:
Net loss	$(1,329)	$(2,020)	$(11,192)

Denominator:
Weighted-average common shares outstanding	60,573,428	58,908,611	47,848,258

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.23)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended December 31,
	2011	2010	2009
Options to purchase common stock	5,765,066	7,237,334	6,763,252
Common stock warrants	4,414,191	4,581,179	316,327
Restricted stock units	1,714,180	807,928	132,108
Common stock issuable under Employee Stock Purchase Plan	172,987	113,455	—

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and must be applied prospectively. The Company does not expect the guidance will have a material impact on its results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

(“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this amendment will have a material impact on the presentation of comprehensive income within the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect the revised guidance to impact its results of operations or financial condition.

NOTE 3 — ACQUISITIONS

Aesthera Corporation

On February 26, 2010, the Company acquired 100% of the common stock of Aesthera Corporation (“Aesthera”), a privately held company for consideration including $501 in cash and 4,750 of shares of the Company’s common stock. The number of shares of the Company’s common stock issued of 2,435,897 was determined based on the volume-weighted average closing market price of $1.95 per share of the Company’s common stock during the five trading days preceding the acquisition date.

In connection with this transaction, the Company entered into a contingent consideration arrangement which could have required payments ranging from $0 to $10,750 in shares of the Company’s common stock if certain revenue milestones were achieved related to the sale of Aesthera products and if certain acquired Aesthera receivables were collected. The fair value of the contingent consideration recognized on the acquisition date of $280 was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) a discount rate of 4.05% percent and (ii) probability of milestone achievement ranging from 0%-50%.

The revenue milestones were not achieved during 2010 and accordingly a $280 gain was recognized in general and administrative expense in the Company’s consolidated statement of operations during the year ended December 31, 2010.

As a result of the acquisition, the Company has expanded its product offerings by providing treatment of acne to its customers through the Company’s direct sales and distribution network worldwide.

The Company’s consolidated financial statements include the results of operations of Aesthera from the date of acquisition through December 31, 2011.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following summarizes the purchase price allocation of the Aesthera acquisition:

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

For the period from February 26, 2010 to December 31, 2010, revenue from the sales of Aesthera products was $4,973. Net income associated with Aesthera products and operations cannot be determined given the integration of Aesthera operations within the Company.

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

In connection with this transaction, the Company entered into a contingent consideration arrangement which would have required additional payments if certain milestones related to revenue related from the sale of CLRS products and operating income of CLRS were achieved during 2011. The fair value of the contingent consideration recognized on the acquisition date of $878 was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) discount rate of 2.1% and 25.6% percent and (ii) probability of milestone achievement ranging from 0%-100%. As of December 31, 2011, the fair value of this contingent consideration liability has been reduced to zero as the revenue and operating income milestones were not achieved and accordingly a $878 gain was recognized in general and administrative expense in our consolidated statement of operations during the year ended December 31, 2011.

As a result of the acquisition, the Company has expanded its product offerings by providing a consumer based treatment of acne to its customers through several retail channels.

The Company’s consolidated financial statements include the results of operations of CLRS from the date of acquisition through December 31, 2011.

The following summarizes the purchase price allocation of the CLRS acquisition:

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

Medicis Technologies Corporation

On September 12, 2011, the Company entered into a stock purchase agreement (“Purchase Agreement”) with Medicis Pharmaceutical Corporation (“Medicis”) pursuant to which the Company agreed to acquire from Medicis all the outstanding shares of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“Liposonix”), subject to the terms and conditions of the Purchase Agreement. In connection with the acquisition, a separate subsidiary of Medicis agreed to transfer certain assets and assign certain agreements related to Liposonix (collectively, the “Transaction”). As a result of the acquisition, the Company has expanded its product offerings by providing a nonsurgical fat ablation treatment to its customers through the Company’s direct sales and distribution networks worldwide.

The Company closed the Transaction on November 1, 2011. At the closing of the Transaction, the Company paid to Medicis $15,541 in cash, which consisted of an upfront $15,000 payment and $541 of preliminary working capital adjustments. Also on November 17, 2011, the Company paid a one-time payment of $20,000 to Medicis with respect to the clearance by the U.S. Food and Drug Administration of the second generation Liposonix product which was received on October 24, 2011. The Company expects to fund the acquisition through existing cash balances and credit facilities.

In addition, the Company has agreed to pay to Medicis additional cash payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of the Liposonix products, subject to the terms and conditions of the Purchase Agreement. Also, upon the closing of the Transaction, the Company assumed the contingent payment obligations of Medicis with respect to the former shareholders of Liposonix pursuant to the Agreement and Plan of Merger among Medicis, Liposonix and the other parties thereto dated as of June 16, 2008. The Company assumed the Liposonix’ Bothell, Washington, facility lease, and expects to maintain this facility and complete integrating it into the Company’s existing worldwide operations over the next 12 months.

The fair value of the total contingent consideration recognized on the acquisition date of $26,600 was estimated by applying a probability weighted discounted cash-flow approach using a discount rate of 30%. As of

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

December 31, 2011, the fair value of this contingent consideration liability has been increased to $27,800 to reflect the accretion of the liability and accordingly a $1,200 charge was recognized as general and administrative expense in our consolidated statement of operations during the year ended December 31, 2011.

The Company’s consolidated financial statements include the results of operations of Liposonix from the date of acquisition through December 31, 2011.

The following summarizes the preliminary purchase price allocation of the Liposonix acquisition:

Accounts receivable	$7
Inventory	2,554
Prepaid expenses and other current assets	283
Property and equipment	1,896
Intangible assets:
Liposonix trade name	1,100
Customer relationships	400
Core/Developed Technology	15,900
Goodwill	47,139
Other long term assets	747

Total assets acquired	70,026
Liabilities assumed:
Accounts payable and accrued liabilities	453
Deferred revenue	115
Warranty reserve	40
Other current liabilities	147
Other long term liabilities	7,130

Total liabilities acquired	7,885
Net acquired assets	$62,141

Of the total original purchase price of $62,141, $17,400 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of four to nine years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach and the cost method approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using a 21.0% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used two methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the developed technology and trade name intangibles with royalty rates of 9.8% and 0.7%, respectively.

We allocated the residual value of $47,100 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is not expected to be deductible for tax purposes. The factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were:

•	the expansion of the Company’s recurring revenue model allowing for increased treatment tip usage as well as expanding clinical applications for our physician customers;

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

•	access to an expanded base of industry knowledge and expertise;

•	opportunity to complement our existing products for the aesthetic market with a synergistic technology and new clinical treatment applications; and

•	expansion of our global presence thereby increasing our market penetration.

For the period from November 1, 2011 to December 31, 2011, revenue from the sales of Liposonix products was $819. Net income associated with Liposonix products and operations cannot be determined given the integration of Liposonix operations within the Company.

During the year ended December 31, 2010, the Company incurred an aggregate $1,087 in acquisition-related costs related to the acquisitions of Aesthera and CLRS. During the year ended December 31, 2011, the Company incurred an aggregate $2,355 in acquisition-related costs related to the acquisitions of CLRS and Liposonix. These expenses are included in general and administrative expenses in the Company’s consolidated statement of operations for the twelve months ended December 31, 2011 and 2010.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Liposonix on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Liposonix acquisition had taken place at the beginning of each of the periods presented.

The pro forma financial information for all periods presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, adjustments to certain acquired assets and liabilities and acquisition costs reflected in the Company’s and Liposonix’s historical statements of operations for periods prior to the acquisition, and the related tax effects.

The unaudited pro forma financial information for the years ended December 31, 2011 and 2010 combines the historical results for the Company for those years, with the historical results for Liposonix as a separate entity, for the years ended December 31, 2011 and 2010.

	Years ended December 31,
	2011	2010
Net revenue	$116,497	$114,996
Net loss	$(32,746)	$(163,710)
Net loss per share — basic	$(0.54)	$(2.78)
Net loss per share — diluted	$(0.54)	$(2.78)

The above table includes pro forma adjustments to:

•	record amortization of the acquired intangible assets;

•	record depreciation expense for acquired property and equipment based on the estimated fair values and remaining lives of the acquired assets at the date of acquisition;

•	record acquisition-related charges related to the acquisition as if they had been incurred in 2010 rather than 2011;

•	adjust interest income to eliminate the pre-acquisition interest income recorded by the Company related to interest earned on cash and cash equivalent balances used to fund the acquisition; and

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

•

adjust interest expense by recognizing interest expense as if the acquisition-related debt of the Company had been outstanding at January 1, 2010, offset by the respective loan warrant discount amortization relating to the common stock warrants issued in connection with the issuance of the debt.

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less, are classified as such at December 31, 2011 and December 31, 2010.

Inventories, Net

Inventories, net consist of the following:

	December 31,
	2011	2010
Raw materials	$6,344	$4,458
Work-in-process	324	494
Finished goods	9,856	5,597

	$16,524	$10,549

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2011	2010
Leasehold improvements	$3,096	$2,984
Furniture and fixtures	1,436	1,371
Machinery and equipment	12,139	9,501
Software	2,108	1,789
Computers and equipment	2,037	1,727

	20,816	17,372
Less: Accumulated depreciation and amortization	(13,998)	(11,145)

	$6,818	$6,227

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Depreciation and amortization expense related to property and equipment was $3,269, $2,926 and $2,708 for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010 and Liposonix on November 1, 2011. The carrying amount and accumulated amortization expense of the acquired intangible assets at December 31, 2011 and 2010 were as follows:

December 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($5,441)	$15,879
Product technology	7 - 9 years	25,170	(4,295)	20,875
Future royalties contract	10 years	3,890	(97)	3,793

		50,380	(9,833)	40,547
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade name	6 - 10 years	5,080	(1,224)	3,856
Customer relationships	4 - 12 years	6,710	(1,761)	4,949

		12,910	(4,105)	8,805

Total intangible assets		$63,290	($13,938)	$49,352

December 31, 2010	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($3,423)	$17,897
Product technology	7 years	9,270	(2,678)	6,592
Future royalties contract	10 years	3,890	—	3,890

		34,480	(6,101)	28,379
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(669)	—
Non-compete agreement	2 years	500	(505)	—
Fraxel trade name	6 - 10 years	3,980	(769)	3,211
Customer relationships	4 - 12 years	6,310	(1,091)	5,219

		11,410	(3,034)	8,430

Total intangible assets		$45,890	($9,135)	$36,809

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense in the amount of $3,732, $3,179 and $2,860 to cost of revenue and $1,125, $1,612 and $1,340 to operating expenses, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

In 2008, the Company recorded an acquired intangible asset related to a future royalties contract which began to generate revenue in 2011. Therefore, the Company began the amortization of the acquired intangible asset related to the future royalties contract in 2011.

As of December 31, 2011, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2012	5,500	1,423	6,923
2013	5,498	1,419	6,917
2014	5,498	1,408	6,906
2015	5,469	1,136	6,605
2016 and thereafter	18,582	3,419	22,001

	$40,547	$8,805	$49,352

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Years Ended December 31,
	2011	2010
Balance at beginning of period	$49,481	$47,289
Addition from acquisition	47,139	2,192

Balance at end of period	$96,620	$49,481

Equity Method Investment

The Company entered into an equity method investment in May 2011 with a privately held company and initially received approximately 12.5% of the fully diluted as-if converted outstanding capital stock of the investee, in exchange for entering into a Development and Supply Agreement with the Company. The Company will record the investment over the term of the agreement as a long-term other asset and deferred income in its consolidated balance sheet, and the Company will recognize the deferred income to earnings as it is earned over the term of the agreement. The fair value of the investment was determined based on a discounted cash-flow approach. The investment recorded during the year ended December 31, 2011 is not material.

We may have the ability to exercise significant influence, but not control, over the investee, therefore the investment has been accounted for as an equity method investment. The Company records its share of the investee’s results of operations within other income and expense, net, in the Company’s consolidated statements of operations. Our share of the investee’s results of operations is not material for the year ended December 31, 2011.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2011	2010
Payroll and related expenses	$6,002	$4,436
Accrued claims and settlements	3,058	99
Standard warranty	1,647	1,525
Professional fees	773	510
Other	4,646	5,460

	$16,126	$12,030

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Years Ended December 31,
	2011	2010
Balance at beginning of period	$1,525	$1,163
Additions from acquisition	40	240
Accruals for warranties issued during the period	3,346	2,772
Settlements made during the period	(3,264)	(2,650)

Balance at end of period	$1,647	$1,525

Extended Warranty Contracts

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

	Years Ended December 31,
	2011	2010
Balance at beginning of period	$2,805	$2,440
Additions from acquisition	—	302
Payments received	4,479	3,990
Revenue recognized	(4,028)	(3,927)

Balance at end of period	$3,256	$2,805

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

As of December 31, 2011 and 2010, $2,432 and $1,836, respectively, of the extended warranty contracts was classified as current, and $824 and $969, respectively, was classified as non-current. The Company incurred costs of $1,398, $927 and $509 under extended warranty contracts during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009 with a subsequent amendment on March 27, 2009, providing for a $6,000 secured revolving loan facility, with availability to be subject to a borrowing base formula, and a $3,000 secured term loan. On June 30, 2009, the Company entered into a second amendment to the Loan Agreement which provided for an increase of the secured revolving loan facility to $8,000 and an additional $1,000 secured term loan. On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provided for an increase of the commitment under the loan facility by adding a $10 million secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012. On October 15, 2010, the Company entered into a fourth amendment to the Loan Agreement, which authorized the Company to consummate the acquisition of CLRS (see note 3). On April 20, 2011, the Company entered into a fifth amendment to the Loan Agreement, which extended the borrowing period for term loans borrowed under the secured term loan facility from March 31, 2011 to March 31, 2012, and extended the maturity date of such borrowings from December 31, 2013 to December 31, 2014. On September 12, 2011, the Company entered into a sixth amendment to the Loan Agreement, which authorized the Company to enter into a material definitive agreement with Medicis to acquire one of its subsidiaries, Liposonix (see note 3). On October 25, 2011, the Company entered into a seventh amendment to its Loan Agreement. The seventh amendment provides for, among other things, (i) an increase of the secured term loan facility from $10 million to $20 million, (ii) amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio, (iii) an extension of the draw period for term loans borrowed under the secured term loan facility from March 31, 2012 to June 30, 2012 and an extension to the maturity date of such borrowings from December 31, 2014 to September 1, 2015, (iv) an amendment of the interest rate per annum on such borrowings from the greater of (a) 4.44% or (b) the three-year U.S. treasury note yield rate on the funding date plus 3.00% to 3.75% and (v) an amendment to the final payment fee on such borrowings from 3.5% to 6.0%. Also, in connection with the seventh amendment, the Company issued warrants to Silicon Valley Bank to purchase 101,995 and 32,244 shares of common stock with an exercise price of $2.206 and $2.326 per share, respectively. The warrants are exercisable immediately after issuance and expire in 10 years. On October 31, 2011 and on November 17, 2011, the Company drew down $15 million and $5 million, respectively, on the term loan facility to help fund the required payments of $15.5 million and $20 million, respectively, to Medicis. At December 31, 2011, $4,500 was outstanding on the revolving loan facility and $20,098 was outstanding on the secured term loans.

Borrowings under the original revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus 1.00%, subject to a minimum per annum rate of 5.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until October 25, 2013, at which time it matures and all outstanding amounts under this facility must be repaid. In the event the Company elects to terminate the revolving loan facility on or before the maturity date, the Company is required to pay a fee in the amount of $60.

Borrowings under the secured term loan facility accrue interest at a per annum rate of 3.75%. Term loans under such facility may be borrowed until June 30, 2012 and such loans must be repaid in equal monthly

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

payments of principal and interest which mature on September 1, 2015. The Company may prepay all but not less than all amounts loaned under such facility and in connection with such prepayment, the Company is required to pay a fee equal to 2.00% of the principal amount prepaid. On the earlier of the maturity date or the date the term loan facility is prepaid, the Company is required to make a final payment equal to 6% of the aggregate principal amount of all loans made under such facility.

Aggregate annual principal payments due under the above term loans at December 31, 2011 are as follows (excludes revolving loan of $4,500 and warrant amortization of $201):

2012	$3,016
2013	6,006
2014	6,239
2015	4,837

20,098
Less: current portion	(3,016)

Noncurrent portion	$17,082

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

The Loan Agreement contains restrictions that include, among others, restrictions that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. As of December 31, 2011, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of December 31, 2011. The Company repaid all funds drawn from the revolving loan facility in January 2012.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Facility Lease Commitments

The Company leases its operating facilities under noncancelable operating leases, which expire at various times ranging from 2011 to 2014. The Company’s operating leases typically include renewal periods, which are at its option. Under the terms of these leases, the Company is responsible for its share of taxes, insurance and common area maintenance costs. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $1,697, $1,679 and $1,428, respectively. A description of significant operating leases as of December 31, 2011 are as follows:

	Lease Expiration	Renewal Option
Corporate Headquarters, Hayward, California	March 2013	3-year renewal
Tokyo, Japan	October 2013	2-year renewal
Hong Kong	December 2013	2-year renewal

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2011 are as follows:

Years Ending December 31,
2012	$1,473
2013	631
2014	39

$2,143

Contingent consideration payment obligations resulting from the acquisition of Liposonix is discussed in note 3 under the section Medicis Technologies Corporation.

Purchase Commitments

The Company has noncancelable purchase commitments at December 31, 2011. These commitments include purchase obligations to contract manufacturers and suppliers for $17,341 which are payable in 2012.

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimate range, if possible. The Company does not believe the final disposition of these matters will have a material effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred. Also, the Company has not recorded any gain contingencies as of December 31, 2011.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. The Company believes that this suit is without merit, and the Company intends to vigorously defend it. Although the Company does not expect that the final disposition of this litigation will have a material effect on its financial results, the Company expects to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class — i.e., via fax — was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. Notice has been sent by the claim’s administrator to potential members of the class. A hearing is scheduled for March 27, 2012 to determine whether the proposed settlement will be approved by the Court. If the process does not result in approval of a settlement, then the Company anticipates that the parties will engage in discovery and

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

that Aesthera will vigorously oppose certification of a class. The Company believes that it has meritorious defenses in this action and intends to defend the action vigorously if the proposed settlement is not approved by the Court. The Company does not believe the final disposition of this action will have a material effect on its financial statements and future cash flows.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff sought monetary damages, attorney’s fees and costs of the action. Trial commenced on September 11, 2011. On September 29, 2011 a jury reached a verdict which was in favor of the plaintiff and awarded to the plaintiff an amount of total damages that is within the Company’s insurance limits. In response to the verdict, the Company filed a motion for judgment notwithstanding the verdict and alternatively, a motion for a new trial. If those motions are not successful, the Company expects to file an appeal to the Circuit Court of Appeals. The Company believes that it has meritorious reasons to contest and appeal the judgment.

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

NOTE 8 — STOCKHOLDER’S EQUITY

Convertible Preferred Stock

The Company’s Board of Directors has authorized 10,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2011 and 2010, there were no shares issued or outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. At December 31, 2011 there were 61,130,740 share of common stock outstanding. Common stockholders are entitled to dividends as and when declared by the board of directors subject to the prior rights of the preferred stockholders.

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

2006 Employee Stock Purchase Plan

On August 2, 2006, the board of directors adopted the 2006 Employee Stock Purchase Plan (“ESPP”). A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2006 Employee Stock Purchase Plan, eligible employees are permitted to purchase common stock through payroll deduction at a price of 85% of the lower market value as of the beginning or the end of the six-month offering period. Shares of common stock will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 900,000 shares; (ii) 2.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or (iii) such other amount as may be determined by the board of directors. Each offering period starts on the first trading day on or after May 15 and November 15 of each year. The Company issued 219,512, 227,517 and 239,708 shares of common stock under this plan during the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, 2,869,323 shares remained available for future issuance. In addition, on January 1, 2012, the Company added 900,000 shares to the Plan.

2006 Equity Incentive Plan and 1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan. The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2011, the Company has reserved 5,940,000 shares of common stock for issuance under the Plan.

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

Shares of common stock approved under the 2006 Equity Incentive Plan will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 1,800,000 shares; (ii) 3.5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the board of directors. On January 1, 2012, the Company added 1,800,000 shares to the 2006 Equity Incentive Plan.

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

During the year ended December 31, 2011, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 1,245,823 shares of restricted stock units and 733,300 shares of market stock units to certain employees. The value of the restricted stock awards was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market stock units at the issuance date was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 82.92% and 35.29%, correlation coefficients of 1.0 and 0.2183, risk-free interest rate of 1.4%, and contractual life of 3 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index. As of December 31, 2011, certain market conditions related to these market stock units were met and as such, 207,911 market stock units were vested at December 31, 2011.

Activity for the year end December 31, 2011 under the 1997 Stock Option Plan and 2006 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2010	1,579,917	7,237,334	$2.61
Additional shares reserved	1,800,000	—	—
Options granted	(472,500)	472,500	2.72
Restricted and market stock units granted	(1,979,123)	—	—
Options exercised	—	(964,245)	1.49
Options repurchased or cancelled	980,523	(980,523)	3.22
Restricted stock units cancelled	979,478	—	—

Balance, December 31, 2011	2,888,295	5,765,066	$2.69

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Information regarding stock options outstanding at December 31, 2011 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Terms (Years)	Aggregate Intrinsic Value
As of December 31, 2011
Options outstanding	5,765,066	$2.69	6.58	$6,247
Options vested and expected to vest	5,700,114	2.70	6.56	6,176
Options vested	4,101,255	2.98	5.91	4,243

The following table summarizes additional information regarding outstanding and exercisable stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.45 - $0.70	54,926	1.18	$0.53	54,926	$0.53
$1.00 - $1.00	1,028,368	7.09	$1.00	714,212	$1.00
$1.10 - $1.88	498,263	6.77	$1.44	383,860	$1.40
$1.90 - 1.90	904,010	3.43	$1.90	879,010	$1.90
$1.91 - 1.91	1,066,002	8.10	$1.91	477,124	$1.91
$1.98 - $3.00	862,905	8.39	$2.42	366,243	$2.52
$3.03 - $11.00	1,350,592	6.09	$5.83	1,225,880	$6.06

$0.45 - $11.00	5,765,066	6.58	$2.69	4,101,255	$2.98

Included in the above tables are non-employee stock options outstanding for 5,000, 444,958 and 5,000 shares of common stock, respectively, at December 31, 2011, 2010 and 2009, at weighted average exercise prices of $0.45, $1.77 and $0.45 per share, respectively. The non-employee options outstanding have a weighted average remaining contractual term of 0.24 and 7.88 years and an aggregate intrinsic value of $13 and $568 at December 31, 2011 and 2010, respectively.

Information regarding common stock warrants outstanding at December 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)
As of December 31, 2011	4,414,191	$2.27	3.71

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

In connection with the $20 million draw down on the Company’s term loan facility on October 31, 2011 and November 17, 2011, the Company issued warrants to purchase 101,995 and 32,244 shares of common stock, respectively, with an exercise price of $2.206 and $2.326 per share, respectively. The warrants are exercisable immediately after issuance and expire in 10 years. The fair value of the warrants of $216 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 64.9%, risk free interest rate of 1.96% and 2.17% and a contractual life of ten years. The Company recorded the fair value of the warrants of $216 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet and amortized $15 to interest expense in the statement of operations during the year ended December 31, 2011.

Stock Option Repricing in 2006

During March 2006, the Company repriced certain stock option awards held by 116 of its employees. Under the terms of this repricing, the Company repriced employee stock options having an exercise price of $2.00 or above to an exercise price of $1.90 per share. Other than the exercise price, all other terms of the repriced options, such as vesting and contractual life, remained the same. In consideration for the repricing of eligible stock option awards, the employees who were previously granted certain stock option awards on February 2, 2005 were also required to return these awards for cancellation. As a result of this repricing, the Company repriced options to purchase 447,565 shares and options to purchase 1,523,035 unvested shares having a weighted average original exercise price of $4.18 and $4.10, respectively. Such options were repriced at a new exercise price of $1.90 per share. As a result of this repricing, the Company also cancelled 35,216 outstanding employee options with an original exercise price of $4.00 that were granted on February 2, 2005. The Company has accounted for the repricing and cancellation transactions as a modification and recorded any net incremental fair value related to vested awards as compensation expense on the date of modification. The Company will record the incremental fair value related to the unvested awards, together with unamortized stock-based compensation expense associated with the unvested awards, over the remaining requisite service period of the option holders. In connection with the repriced options, the Company recorded stock compensation expense of $0, $0 and $496 in the years ended December 31, 2011, 2010 and 2009, respectively.

Options Granted to Non-employees

The Company did not issue any options to non-employees during the years ended December 31, 2011, 2010 and 2009.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The stock-based compensation expense related to options granted to non-employees will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $0, $98 and $1 for the years ended December 31, 2011, 2010 and 2009, respectively.

Valuation of Awards Granted to Employees

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	1.70%	2.14%	2.09%
Expected volatility	63%	66%	59%
Expected term (years)	5.00	5.00	4.58

The assumptions used to value ESPP shares during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	0.09%	0.20%	1.44%
Expected volatility	56%	68%	72%
Expected term (years)	0.50	0.50	0.50

Total employee stock-based compensation expenses recorded during the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
Employee stock-based compensation expense:
Employee stock-based compensation expense	$1,382	$2,120	$2,877
Employee stock purchase plan	239	191	135
Restricted stock units	1,676	93	229

Total stock-based compensation expense	$3,297	$2,404	$3,241

During the years ended December 31, 2011, 2010 and 2009, the Company granted stock options to purchase an aggregate of 472,500, 2,024,950 and 2,410,480 shares of common stock with an estimated weighted-average grant-date fair value of $2.72, $1.11 and $0.61 per share, respectively. The total fair value of options that

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

vested during the years ended December 31, 2011, 2010 and 2009 was $1,381, $2,201 and $3,204, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,412, $160 and $48, respectively. Net cash proceeds from the exercise of stock options were $1,436, $579 and $115 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee stock-based compensation expense recognized in the years ended December 31, 2011, 2010 and 2009 was $3,297, $2,487 and $3,241, respectively. The expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2011 and 2010, the Company had $2,003 and $3,370, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a remaining weighted-average period of 2.4 and 4.2 years, respectively.

At December 31, 2011 and 2010, the unrecognized compensation cost related to ESPP shares was $118 and $56, respectively, which will be recognized using the straight-line attribution method over 0.4 years. The weighted average estimated fair values of each stock issuance under the ESPP for the years ended December 31, 2011, 2010 and 2009 was $0.92, $0.78 and $0.63 per share, respectively.

At December 31, 2011 and 2010, the unrecognized compensation cost related to restricted stock unit awards was $2,388 and $191, respectively, which will be recognized using the straight-line attribution method over 2.19 and 2.16 years. The weighted average estimated fair values of each restricted stock unit issuance for the years ended December 31, 2011 and 2010 was $3.03 and $2.12 share, respectively. At December 31, 2011, the unrecognized compensation cost related to market stock unit awards was $1,592, which will be recognized using the straight-line attribution method over 2.12 years. The weighted average estimated fair values of each market stock unit issuance for the year ended December 31, 2011was $3.61 share. There were no restricted stock units approved or issued during the year ended December 31, 2009.

Stock-based compensation expense recorded related to options granted to employees and non-employees, Employee Stock Purchase Plan, restricted stock unit awards and amortization of deferred stock based compensation was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$442	$270	$241
Sales and marketing	820	741	1,244
Research and development	436	303	273
General and administrative	1,599	1,188	1,486

Total stock-based compensation expense	$3,297	$2,502	$3,244

NOTE 9 — INCOME TAXES

The components of loss before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Loss subject to domestic income taxes only	($7,035)	($1,693)	($11,275)
Loss subject to foreign income taxes only	(454)	(105)	(16)

	($7,489)	($1,798)	($11,291)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$3	$114	($233)
State	107	76	119
Foreign	140	32	15

	$250	$222	($99)
Deferred:
Federal	($5,605)	$—	$—
State	(805)	—	—

	($6,410)	$0	$0

Income tax (benefit) provision	($6,160)	$222	($99)

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Net operating loss carryforwards	$35,867	$37,247
Inventory reserve	2,391	1,287
Research and development and alternative minimum tax credits	2,968	2,910
Depreciation	—	752
Deferred revenue	1,498	582
Other	5,539	5,585

Gross Deferred Tax Assets	48,263	48,363
Depreciation	(161)	—
Intangible assets	(18,476)	(13,629)

Gross Deferred Tax Liabilities	(18,637)	(13,629)

Total Deferred Tax Asset	29,626	34,734
Less: valuation allowance	(29,626)	(34,734)

Net deferred tax asset	$—	$—

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal benefit	1.11%	3.18%	0.96%
Foreign taxes	2.81%	3.78%
Meals and entertainment	2.63%	7.72%	1.31%
Other	0.98%	(0.07)%	0.22%
NOL Carryback	0.00%	2.11%	(1.85)%
Benefit for research and development credit	0.00%	0.00%	(0.84)%
Stock-based compensation	2.73%	28.19%	7.23%
Transaction costs	6.25%	20.56%
Tax reserves	1.24%	4.30%	0.61%
Change in valuation allowance	(66.01)%	(23.27)%	25.48%

Provision for taxes	(82.26)%	12.50%	(0.88)%

Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against its net deferred tax asset at December 31, 2011 and 2010. The valuation allowance decreased by $5,108, increased by $1,208 and increased by $2,175 during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $111,258 and $85,420 for federal and California tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2017 for state purposes.

As of December 31, 2011, the Company had research and development credit carryforwards of approximately $4,400 and $4,100 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2019. The California tax credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operation losses and tax credit carryforwards before utilization.

As of December 31, 2011, we did not recognize deferred tax assets relating to excess tax benefits for stock-based compensation deductions of $4,100 related to net operating losses. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid in capital when realized through a reduction in income taxes payable.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Uncertain Tax Positions

A reconciliation of the January 1, 2009 through December 31, 2011 amount of unrecognized tax benefits is as follows:

Beginning balance at January 1, 2009	2,641
Increases (decreases) of unrecognized tax benefits taken in prior years	(49)
Increases (decreases) of unrecognized tax benefits related to current year	277

Ending balance at December 31, 2009	2,869
Increases (decreases) of unrecognized tax benefits taken in prior years	(185)
Increases (decreases) of unrecognized tax benefits related to current year	163

Ending balance at December 31, 2010	2,847
Increases (decreases) of unrecognized tax benefits taken in prior years	83
Increases (decreases) of unrecognized tax benefits related to current year	307

Ending balance at December 31, 2011	3,237

At December 31, 2011, the Company had $3,237 of unrecognized tax benefits, of which, $410 would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and 2010, the Company had approximately $70 and $51, respectively, accrued for estimated interest related to uncertain tax positions. For the 12 months ended December 31, 2011 and 2010, the Company recorded estimated interest of $19 and $17, respectively. Penalties are immaterial at December 31, 2011.

The Company is subject to taxation in the U.S. federal, foreign jurisdictions, and various states, for which tax years 2001 through 2011 remain subject to examinations by the major tax jurisdictions as of December 31, 2011. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically with material impact to its financial results. In the event it receives an assessment for interest and/or penalties, such an assessment would be classified in the consolidated financial statements as income tax expense.

Management’s intent is to indefinitely reinvest the cumulative undistributed earnings of $903 from its foreign subsidiaries (amounts in thousands). Accordingly, no provision for Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company will be subject to United States federal and state income taxes.

NOTE 10 — LICENSE AGREEMENT

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 11 — LITIGATION SETTLEMENT GAIN

The Company advised Alma Lasers, Ltd. and Alma Lasers, Inc. (together “Alma”) in February 2006 that Alma’s Accent product infringed numerous patents owned by the Company. On April 26, 2007, Alma filed a lawsuit against the Company in the United States District Court for the District of Delaware requesting declaratory judgment that Alma’s Accent product does not infringe the Company’s patents and that the Company’s patents are invalid. On June 20, 2007, the Company filed patent infringement counterclaims against Alma in the United States District Court for the District of Delaware asserting that Alma’s Accent and Harmony systems infringe ten of the Company’s U.S. patents. The counterclaims were amended on December 10, 2007 to include a claim of infringement of an eleventh patent. In addition to damages and attorney fees, the Company asked the Court to enjoin Alma from further infringement. During May, June and July 2008, Alma filed with the United States Patent and Trademark Office requests that all of the eleven patents asserted by the Company be reexamined. The United States Patent and Trademark Office has made rejections of some claims in each of these 11 patents. Some of the patents in reexamination have been reaffirmed, while others remain under rejection. As a result of a settlement reached on May 10, 2010, the Company and Alma granted each other a covenant not to sue under the patents asserted in the lawsuit and related patents. In addition, Alma paid the Company a non-returnable one-time amount of $2,250 in connection with this settlement. External legal fees incurred during the year ended December 31, 2010 in connection with the settlement was $37. In connection with this settlement, the Company recorded a net gain of $2,213 in operating expenses during year ended December 31, 2010.

NOTE 12 — EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. The Company made no contributions under this plan for the years ended December 31, 2011, 2010 and 2009.

NOTE 13 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011, 2010 and 2009, the Company paid $75 each year to a member of its board of directors under the terms of a consulting agreement.

During 2011, the Company entered into an equity method investment with a privately held company and initially received approximately 12.5% of the fully diluted as-if converted outstanding capital stock of the investee, in exchange for entering into a Development and Supply Agreement with the Company. We may have the ability to exercise significant influence, but not control, over the investee, therefore the investment has been accounted for as an equity method investment.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 14 — SUPPLEMENTARY DATA — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2011:

	Quarters Ended
	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
Net revenue	$33,168	$27,411	$28,954	$26,451	$30,066	$24,851	$30,080	$25,935

Gross margin	$19,104	$17,892	$18,563	$18,061	$18,276	$15,741	$18,722	$16,793

Net income (loss)	$1,047	$(1,145)	$(206)	$(1,025)	$(190)	$(1,406)	$1,509	$(1,933)

Basic income (loss) per share	$0.02	($0.02)	($0.00)	($0.02)	($0.00)	($0.02)	$0.03	($0.03)

Diluted income (loss) per share	$0.02	($0.02)	($0.00)	($0.02)	($0.00)	($0.02)	$0.02	($0.03)

NOTE 15 — SUBSEQUENT EVENT

On January 27, 2012, the Company entered into the first amendment to the Lease Agreement between the Company, Liposonix and the landlord dated May 30, 2007 for the Bothell, Washington facility. The amendment extends the lease through January 2015 and the minimum lease payments per year are $265, $372, $389 and $32 for 2012, 2013, 2014 and 2015, respectively.

SCHEDULE II

SOLTA MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs, Recoveries and Adjustments	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2009	$217	$362	$182	$397
Year ended December 31, 2010	$397	$110	$113	$394
Year ended December 31, 2011	$394	$—	$168	$226

Valuation allowance for deferred tax assets
Year ended December 31, 2009	$31,351	$2,175	$—	$33,526
Year ended December 31, 2010	$33,526	$1,208	$—	$34,734
Year ended December 31, 2011	$34,734	$(5,108)	$—	$29,626

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011. Management excluded from its assessment the internal control over financial reporting as it relates to inventory at Liposonix, which was acquired on November 1, 2011 and whose inventory constitutes approximately 7% of the consolidated inventory as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

There have not been any changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B.	Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2011.

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The Information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	The financial statement schedules required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(3)	We have filed, or incorporated into this report by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 14th day of March 2012.

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

Signature	Title	Date

/s/ STEPHEN J. FANNING Stephen J. Fanning	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012

/s/ JOHN F. GLENN John F. Glenn	Chief Financial Officer (Principal Accounting Officer)	March 14, 2012

/s/ HAROLD L. COVERT Harold L. Covert	Director	March 14, 2012

/s/ EDWARD W. KNOWLTON, MD Edward W. Knowlton, MD	Director	March 14, 2012

/s/ CATHY L. MCCARTHY Cathy L. McCarthy	Director	March 14, 2012

/s/ MARK M. SIECZKAREK Mark M. Sieczkarek	Director	March 14, 2012

/s/ ERIC B. STANG Eric B. Stang	Director	March 14, 2012

/s/ LINDA GRAEBNER Linda Graebner	Director	March 14, 2012

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.	S-1	333-136501	3.2	8/10/06
3.2	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.	8-K	001-33123	3.3	1/12/09
3.3	Bylaws of the Registrant as currently in effect.	S-1	333-136501	3.4	8/10/06
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-136501	4.1	10/20/06
4.2	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.	S-1	333-136501	4.2	8/10/06
4.4	Form of Warrant to Purchase Common Stock.	8-K	001-33123	4.2	1/8/10
10.1*	Form of Indemnification Agreement for directors and executive officers.	S-1	333-136501	10.1	8/10/06
10.2*	1997 Stock Option Plan.	S-1	333-136501	10.2	8/10/06
10.3*	Amended and Restated 2006 Equity Incentive Plan.	10-Q	001-33123	10.2	5/4/11
10.4*	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock Units under the 2006 Equity Incentive Plan.	8-K	001-33123	10.1	2/13/07
10.5*	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock under the 2006 Equity Incentive Plan.	8-K	001-33123	10.2	2/13/07
10.6*	Form of Notice of Grant for, and Terms and Conditions of, Stock Options under the 2006 Equity Incentive Plan.	8-K	001-33123	10.3	2/13/07
10.7*	Form of Notice of Grant for, and Terms and Conditions of, Market Stock Units under the 2006 Equity Incentive Plan.	10-Q	001-33123	10.1	5/4/11
10.8*	2006 Employee Stock Purchase Plan.	S-1	333-136501	10.4	8/10/06
10.9	Sublease Agreement dated September 7, 2004 by and between Thermage, Inc. and iAnywhere Solutions, Inc. for office space located at 25881 and 25901 Industrial Boulevard, Hayward, California and exhibits thereto.	S-1	333-136501	10.5	9/21/06
10.10*	Restated and Amended Consulting Agreement dated July 30, 1998 by and between the Thermage, Inc. and Edward W. Knowlton, M.D. and the amendments thereto.	S-1	333-136501	10.9	10/20/06
10.11*	Restated and Amended Intellectual Property Assignment and License Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D.	S-1	333-136501	10.10	8/10/06
10.12*	Employment Agreement dated January 7, 2005 by and between Thermage, Inc. and Stephen J. Fanning.	S-1	333-136501	10.11	8/10/06
10.13*	Employment Agreement dated November 5, 2007 by and between the Registrant and John F. Glenn.	8-K	001-33123	10.17	1/4/08

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
10.14*	Severance Benefit Plan effective as of February 1, 2005.	S-1	333-136501	10.12	8/10/06
10.15*	Form of Change of Control and Severance Agreement for Chief Executive Officer.	10-Q	001-33123	10.21	8/11/08
10.16*	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.	10-Q	001-33123	10.22	8/11/08
10.17*	Form of Change of Control and Severance Agreement for Vice Presidents.	10-Q	001-33123	10.23	8/11/08
10.18	Loan and Security Agreement, dated as of March 9, 2009, by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	3/11/11
10.19	Unconditional Guaranty, dated as of March 9, 2009, by Reliant Technologies, LLC in favor of Silicon Valley Bank.	8-K	001-33123	10.2	3/11/11
10.20	Security Agreement, dated as of March 9, 2009, by and between Reliant Technologies LLC and Silicon Valley Bank.	8-K	001-33123	10.3	3/11/11
10.21	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 30, 2009.	8-K	001-33123	10.1	3/31/09
10.22	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 30, 2009.	8-K	001-33123	10.1	7/6/09
10.23	Third Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated March 31, 2010.	8-K	001-33123	10.1	4/5/10
10.24	Fourth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 15, 2010.	10-K	001-33123	10.29	3/16/11
10.25	Fifth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated April 20, 2011.	8-K	001-33123	10.1	4/25/11
10.26	Sixth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated September 12, 2011.	10-Q	001-33123	10.1	11/2/11
10.27	Seventh Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 25, 2011.	10-Q	001-33123	10.3	11/2/11
10.28	Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated September 12, 2011.	10-Q	001-33123	10.2	11/2/11
10.29	Schnitzer North Creek, Business Center Lease Agreement between, Liposonix, Inc. and S/I North Creek I, LLC dated May 30, 2007					X
10.30	Landlord’s Consent to Assignment of Lease in Connection with Acquisition between Solta Medical, Inc., S/I North Creek, LLC, and
	Medicis Technologies Corporation (f/k/a Liposonix, Inc.) dated October 28, 2011					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
10.31	First Amendment to Lease between Solta Medical, Inc., S/I North Creek, LLC, and Liposonix, Inc. dated January 27, 2012					X
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLC, Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement
**

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