Form 10-Q
period 2012-03-31
SOLTA MEDICAL INC
filed 2012-05-01
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 61,593,870 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Solta Medical”, “Thermage”, “ThermaCool”, “NXT”, “Thermage CPT”, “Fraxel”, “Fraxel re:store”, “Fraxel re:pair”, “Isolaz”, “CLARO”, “Clear + Brilliant” and “Liposonix” are trademarks or registered trademarks of Solta Medical Inc. or its subsidiaries in the United States and other Countries. Other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,785	$17,417
Accounts receivable	14,299	13,282
Inventories	17,354	16,524
Prepaid expenses and other current assets	8,137	8,626

Total current assets	51,575	55,849
Property and equipment, net	6,767	6,818
Purchased intangible assets, net	47,616	49,352
Goodwill	96,620	96,620
Other assets	659	659

Total assets	$203,237	$209,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,535	$5,767
Accrued liabilities	15,176	16,126
Current portion of contingent consideration liability	16,000	—
Current portion of deferred revenue	4,233	4,521
Short-term borrowings	6,103	7,441
Customer deposits	1,182	610

Total current liabilities	49,229	34,465
Deferred revenue, net of current portion	721	824
Term loan, net of current portion	15,473	16,959
Non-current tax liabilities	2,986	2,975
Contingent consideration liability	16,500	27,800
Other liabilities	122	92

Total liabilities	85,031	83,115

Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 61,541,881 and 61,130,740 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	62	61
Additional paid-in capital	199,386	198,565
Accumulated deficit	(81,242)	(72,443)

Total stockholders’ equity	118,206	126,183

Total liabilities and stockholders’ equity	$203,237	$209,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$32,454	$26,451
Cost of revenue	12,211	8,390

Gross margin	20,243	18,061

Operating expenses
Sales and marketing	13,946	11,818
Research and development	5,305	3,565
General and administrative	4,660	3,726
Remeasurement of contingent consideration liability	4,700	—

Total operating expenses	28,611	19,109

Loss from operations	(8,368)	(1,048)
Interest income	3	14
Interest expense	(351)	(53)
Other income and expense, net	(26)	127

Loss before income taxes	(8,742)	(960)
Income tax provision	57	65

Net loss	$(8,799)	$(1,025)

Net loss per share:
Basic and diluted	$(0.14)	$(0.02)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	61,352,524	59,900,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,799)	$(1,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,673	1,847
Loss on disposal of property, plant and equipment	7	10
Stock-based compensation	1,140	669
Contingent consideration fair value adjustment	4,700	6
Loan warrant discount amortization	24	—
Provision for doubtful accounts	116	3
Provision for excess and obsolete inventory	87	18
Change in assets and liabilities:
Accounts receivable	(1,133)	93
Inventories	(981)	(1,509)
Prepaid expenses and other current assets	489	(1,063)
Other assets	—	7
Accounts payable	664	(597)
Accrued and other liabilities	(989)	(907)
Deferred revenue	(391)	330
Customer deposits	572	136
Deferred rent	24	(20)

Net cash used in by operating activities	(1,797)	(2,002)

Cash flows from investing activities
Acquisition of property and equipment	(669)	(519)

Net cash used in investing activities	(669)	(519)

Cash flows from financing activities
Repayment of loan agreement and short-term margin account borrowings	(4,598)	(8,373)
Cash settlement of vested restricted stock units	(469)	—
Proceeds from exercise of stock options	151	900
Proceeds from loan agreement borrowings	1,750	8,000

Net cash (used in) provided by financing activities	(3,166)	527

Net increase in cash and cash equivalents	(5,632)	(1,994)
Cash and cash equivalents at beginning of period	17,417	36,898

Cash and cash equivalents at end of period	$11,785	$34,904

Supplemental disclosure of cash flow information
Cash paid for interest	$194	$51
Cash (refunded) paid for taxes	(3)	68
Supplemental disclosure of non-cash investing and financing activities
Accounts payable and accrued liabilities related to property and equipment purchases	347	71
Issuance of common stock for vested restricted stock units	1,444	132
Accrued interest for final payment on debt financings	133	—

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies that are disclosed in the Company’s Annual Report on Form 10-K filed on March 14, 2012 have not changed since December 31, 2011.

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of aesthetic energy devices. Management uses one measurement of profitability and does not segregate its business for internal reporting. Long-lived assets are primarily maintained in the United States. The Chief Operating Decision Maker is the Chairman, President and Chief Executive Officer of the Company.

The following table summarizes net revenue by product:

	Three Months Ended March 31,
	2012	2011
Systems	$14,142	$8,166
Tips and other consumables	16,778	16,778

Net revenue from products	30,920	24,944
Services and other	1,534	1,507

Total net revenue	$32,454	$26,451

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2012	2011
North America	$16,985	10,841
Asia Pacific	10,163	8,534
Europe/Middle East	4,426	5,764
Rest of the world	880	1,312

Total net revenue	$32,454	$26,451

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

	Three Months Ended March 31,
	2012	2011
Historical net loss per share:

Numerator:
Net loss	$(8,799)	$(1,025)

Denominator:
Weighted-average common shares outstanding used in calculating basic and diluted net loss per share	61,352,524	59,900,703

Basic and diluted net loss per share	$(0.14)	$(0.02)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	5,712,183	6,644,525
Common stock warrants	4,414,191	4,456,009
Restricted stock units	2,633,793	1,696,200
Common stock issuable under Employee Stock Purchase Plan	163,830	106,452

NOTE 3— LIPOSONIX AQUISITION

On September 12, 2011, the Company entered into a stock purchase agreement (“Purchase Agreement”) with Medicis Pharmaceutical Corporation (“Medicis”) pursuant to which the Company agreed to acquire from Medicis all the outstanding shares of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“Liposonix”), subject to the terms and conditions of the Purchase Agreement. The Company closed the transaction on November 1, 2011. In connection with the transaction, the Company has agreed to pay to Medicis additional cash payments, which obligation will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of the Liposonix products, subject to the terms and conditions of the Purchase Agreement. The fair value of the total contingent consideration recognized on the acquisition date of $26.6 million was estimated by applying a probability weighted discounted cash-flow approach.

As of March 31, 2012, the fair value of this contingent consideration liability has been increased to $32,500 to reflect the updated fair value estimate of the liability and accordingly a $4,700 charge was recognized as an expense in our condensed consolidated statement of operations during the three months ended March 31, 2012 (see note 4 regarding Level 3 unobservable inputs used at Mach 31, 2012 to measure the contingent consideration liability). As of March 31, 2012 and December 31, 2011, $16,000 and $0, respectively, of the contingent consideration liability was classified as current, and $16,500 and $27,800, respectively, was classified as non-current.

Reliable information to provide pro forma financial information disclosure on the Liposonix acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

NOTE 4— BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$7,046	$6,344
Work-in-process	357	324
Finished goods	9,951	9,856

	$17,354	$16,524

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010 and Liposonix on November 1, 2011. The carrying amount and accumulated amortization expense of the acquired intangible assets at March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($5,946)	$15,374
Product technology	7 - 9 years	25,170	(5,069)	20,101
Future royalties contract	10 years	3,890	(195)	3,695

		50,380	(11,210)	39,170

Intangible assets amortized to operating expenses:
Trade Names	6 -10 years	5,080	(1,376)	3,704
Customer relationships	4 -12 years	6,710	(1,968)	4,742

		11,790	(3,344)	8,446

Total intangible assets		$62,170	($14,554)	$47,616

December 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($5,441)	$15,879
Product technology	7 - 9 years	25,170	(4,295)	20,875
Future royalties contract	10 years	3,890	(97)	3,793

		50,380	(9,833)	40,547

Intangible assets amortized to operating expenses:
Trade name	6 -10 years	5,080	(1,224)	3,856
Customer relationships	4 -12 years	6,710	(1,761)	4,949

		11,790	(2,985)	8,805

Total intangible assets		$62,170	($12,818)	$49,352

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three months ended March 31, 2012 and 2011, the Company recorded amortization expense in the amount of $1,377 and $836 to cost of revenue and $358 and $229 to operating expenses, respectively.

As of March 31, 2012, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2012	$4,125	$1,067	$5,192
2013	5,498	1,419	6,917
2014	5,498	1,408	6,906
2015	5,469	1,136	6,605
2016 and thereafter	18,580	3,416	21,996

	$39,170	$8,446	$47,616

Goodwill

The changes in the carrying amount of goodwill are as follows:

	March 31,	December 31,
	2012	2011
Balance at beginning of period	$96,620	49,481
Addition from acquisition	—	47,139

Balance at end of period	$96,620	$96,620

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through March 31, 2012. There can be no assurance that future goodwill impairments will not occur.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Payroll and related expenses	$5,120	$6,002
Accrued claims and settlements	3,090	3,058
Standard warranty	1,729	1,647
Professional fees	669	773
Other	4,568	4,646

	$15,176	$16,126

Fair Value of Financial Instruments

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1- Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

•	Level 2- Inputs other than the quoted prices in active markets that are observable either directly or indirectly at the measurement date and for the duration of the instruments anticipated life.

•

Level 3- Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets and liabilities and which reflect the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. On a recurring basis, the Company measures its cash equivalents at fair value. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less at the time of purchase, are classified as such at March 31, 2012 and December 31, 2011.

Carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Based on the borrowing rates available to the Company for loans with similar terms, the carrying value of the borrowings approximates their fair value. The carrying amounts of other assets and liabilities approximate their fair values based upon their nature and size.

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because it is valued using unobservable inputs in which the Company developed its own assumptions at March 31, 2012. At the end of each reporting period, the Company re-measures its contingent consideration liability at fair value.

The unobservable inputs at March 31, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$32,500	Discounted cash flow	Weighted average cost of capital	25.3%
			Long term discount rate	30.0%

The unobservable inputs at December 31, 2011 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2011	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$27,800	Discounted cash flow	Weighted average cost of capital	25.1%
			Long term discount rate	30.0%

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability are weighted average cost of capital and long term discount rate. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the assumption used for the weighted average cost of capital is accompanied by a directionally similar change in the assumption used for the long term discount rate.

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2011	$27,800
Change in fair value of the contingent consideration liability recorded as an expense	4,700

Fair value at March 31, 2012	$32,500

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$1,647	$1,525
Accruals for warranties issued during the period	1,207	611
Settlements made during the period	(1,125)	(781)

Balance at end of period	$1,729	$1,355

Extended Warranty Service Contracts

The Company sells extended warranty service contracts to its customers. At the time of sale, the Company defers the amounts billed for such service contracts. Deferred service contract revenue, included in deferred revenue on the balance sheet, is recognized on a straight-line basis over the period of the applicable extended warranty contract. A summary of extended warranty contract activity is shown below:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$3,256	$2,805
Payments received	892	976
Revenue recognized	(1,120)	(946)

Balance at end of period	$3,028	$2,835

As of March 31, 2012 and December 31, 2011, $2,307 and $2,432, respectively, of the extended warranty contracts was classified as current, and $721 and $824, respectively, was classified as non-current. The Company incurred costs of $366 and $325 under extended warranty contracts during the three months ended March 31, 3012 and 2011, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through October 25, 2011. The amendments include increasing our revolving loan facility to $8,000. At March 31, 2012, $1,750 was outstanding on the revolving loan facility and $20,000 was outstanding as secured term loans under the Loan Agreement. As of March 31, 2012, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of March 31, 2012. The Company repaid all funds drawn from the revolving loan facility in April 2012.

NOTE 7 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimated range, if possible. The Company does not believe the final disposition of these matters will have a material effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. Plaintiffs have appealed. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. The Company believes that this suit is without merit, and the Company intends to vigorously defend it. Although the Company does not expect that the final disposition of this litigation will have a material effect on its financial results, the Company expects to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. Notice was sent by the claim’s administrator to potential members of the class. A fairness hearing was held on March 27, 2012 at which the Court approved the settlement subject to certain conditions. Those conditions have been fulfilled and the parties are now awaiting the Court’s final approval order. The Company does not believe the final disposition of this action will have a material effect on its financial statements and future cash flows.

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

	Three Months ended March 31,
	2012	2011
Stock-based compensation expense:
Employee stock-based compensation expense	$181	$403
Employee stock purchase plan	72	33
Restricted stock units	887	233

Total stock-based compensation expense	$1,140	$669

	Three Months ended March 31,
	2012	2011
Cost of revenue	$112	$69
Sales and marketing	207	226
Research and development	162	47
General and administrative	659	327

Total stock-based compensation expense	$1,140	$669

During the three months ended March 31, 2012, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 705,000 shares of restricted stock units and 699,000 shares of market stock units to certain employees. The fair value of the restricted stock awards of $2,129 was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market stock units at the issuance date of $2,528 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 76.38% and 29.57%, correlation coefficients of 1.0 and 0.3561, risk-free interest rate of 1.34%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

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

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of skin conditions brought on by the effects of aging, environmental factors or hormonal changes. Our products are patented and generally require FDA clearance and, in Europe, the CE Mark prior to marketing. The product technologies we use include RF energy, to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin; lasers for skin resurfacing and the treatment of actinic keratosis; intense pulsed light (“IPL”) for the treatment of mild to moderate acne and other dermatologic conditions; and high intensity ultrasound (“HIFU”) for the destruction of subcutaneous adipose tissue for the purpose of waist circumference reduction.

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

As of March 31, 2012, we had a global installed base of over 8,200 systems.

Net revenue for the three months ended March 31, 2012 increased 23% or $6.0 million, to $32.5 million, from $26.5 million in the same period in 2011, mainly from the sale of Liposonix and CLEAR + BRILLIANT products (Liposonix was acquired in November 2011 and CLEAR + BRILLIANT launched in April 2011). Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the three months ended March 31, 2012 and 2011, we derived 52% and 63% respectively, of our revenue from treatment tips and consumable sales, and 44% and 31% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the three months ended March 31, 2012 and 2011, we derived 52% and 41%, respectively, of our revenue from sales of our products and services within North America, and 48% and 59%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended March 31,
	2012	2011
North America	52%	41%
Asia Pacific	31%	32%
Europe/Middle East	14%	22%
Rest of the world	3%	5%

Total net revenue	100%	100%

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $32.5 million for the three months ended March 31, 2012, an increase of $6.0 million, or 23%, compared to $26.5 million for the three months ended March 31, 2011. The increase in revenue was primarily due to an increase in new system sales including contributions from the sale of the new Liposonix products which launched in December 2011 and the CLEAR + BRILLIANT products which launched in April 2011. System sales for the three months ended March 31, 2012 was $14.1 million, an increase of $5.9 million, or 73%, compared to $8.2 million for the same period in 2011. Sales of treatment tips and other consumables remained constant at $16.8 million for the three months ended March 31, 2012 and 2011.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 62% of revenue for the three months ended March 31, 2012, compared with 68% of revenue for the same period in 2011. The decrease in gross margin as a percent of revenue for the first quarter in 2012 when compared to the prior year period was primarily due to a lower mix of tips sales, higher warranty expense due to an increase in our warranty base for Clear + Brilliant and Liposonix products, an increase in purchase price related adjustments to cost of revenues resulting from the Liposonix acquisition, and an increase to amortization expense from intangibles acquired in the Liposonix acquisition.

Sales and Marketing. Sales and marketing expenses consists primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended March 31, 2012 was $13.9 million, an increase of $2.1 million, or 18%, compared to $11.8 million for the same period in 2011. The increase was primarily attributable to an increase in headcount, resulting in higher employee payroll and related travel and entertainment expenses of $1.1 million, an increase of $0.6 million in discretionary marketing expenses, an increase of $0.3 million in professional outside services, and an increase of $0.1 million in amortization of intangibles acquired in the Liposonix acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended March 31, 2012 was $5.3 million, an increase of $1.7 million, or 49%, compared to $3.6 million for the same period in 2011. The increase was mainly due to an increase in headcount, resulting in higher employee payroll and related expenses of $1.6 million. The increase in headcount was primarily due to the research and development personnel acquired in our Liposonix acquisition. There was also an increase of $0.2 million in clinical studies and other research and development projects, partially offset by a decrease of $0.1 million in professional outside services.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended March 31, 2012 were $4.7 million, an increase of $1.0 million, or 25%, compared with $3.7 million for the same period in 2011. The increase from the prior year was due to an increase of $0.4 million in employee payroll and related expenses resulting from higher stock-based compensation charges during the first quarter of 2012, an increase of $0.3 million in accounting and legal services, an increase of $0.1 million in acquisition related expenses, an increase of $0.1 million in depreciation and allocated information technology and facility expenses and an increase of $0.1 million in bad debt expense.

Remeasurement of contingent consideration liability. Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the three months ended March 31, 2012, the contingent consideration fair value adjustment was $4.7 million and associated with the acquisition of Liposonix. The acquisition of Liposonix closed in the fourth quarter of 2011.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income decreased $11,000, or 79%, to $3,000 for the three months ended March 31, 2012, from $14,000 for the same period in 2011. The decrease is primarily due to lower average cash and cash equivalent balances in the first quarter of 2012 when compared to the comparable period of the prior year

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $298,000, or 562%, to $351,000 for three month period ended March 31, 2012, from $53,000 for the same period in 2011. The increase is primarily a result of the additional term loans entered into during the fourth quarter of 2011in connection with the Liposonix acquisition totaling $20 million.

Other Income and Expense, net. Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net other income and expense was a net expense of $26,000 and net income of $127,000 in the three month period ended March 31, 2012 and 2011, respectively. The net expense increase during 2012 when compared to the prior year is primarily due to less foreign exchange gains resulting from currency fluctuations compared to the first quarter of 2012.

Income Tax Provision. There was an income tax provision of $57,000 and $65,000 for the three month period ended March 31, 2012 and 2011, respectively. The provisions for income taxes for the periods ended March 31, 2012 and 2011, primarily represents taxes in foreign and state jurisdictions.

Stock-Based Compensation

For the three months ended March 31, 2012 and 2011 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended March 31,
	2012	2011
Cost of revenue	$112	$69
Sales and marketing	207	226
Research and development	162	47
General and administrative	659	327

Total stock-based compensation expense	$1,140	$669

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

For a detailed explanation of the adjustments made to comparable GAAP measures and the reasons why management uses these adjustments, see items (1) – (6) below.

	Three Months Ended March 31,
	2012	2011
GAAP Gross margin	$20,243	$18,061

GAAP gross margin as % of sales	62%	68%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$20,243	$18,061
Amortization and other non-cash acquisition related charges (1)	1,658	845
Stock-based compensation (4)	112	69

Non-GAAP gross margin	$22,013	$18,975

Non-GAAP gross margin as % of sales	68%	72%

GAAP loss from operations	$(8,368)	$(1,048)
Non-GAAP adjustments to net loss from operations:
Amortization and other non-cash acquisition related charges (1)	2,017	1,074
Remeasurement of contingent consideration liability (6)	4,700	—
Acquisition-related expenses (3)	93	—
Severance expenses (2)	30	—
Stock-based compensation (4)	1,140	669

Non-GAAP income (loss) from operations	$(388)	$695
Depreciation expenses (5)	938	782

Non-GAAP EBITDA	$550	$1,477

GAAP net loss	$(8,799)	$(1,025)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	2,017	1,074
Remeasurement of contingent consideration liability (6)	4,700	—
Acquisition-related expenses (3)	93	—
Severance expenses (2)	30	—
Stock-based compensation (4)	1,140	669

Non-GAAP net income (loss)	$(819)	$718

GAAP basic net loss per share	$(0.14)	$(0.02)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges	$0.03	$0.02
Remeasurement of contingent consideration liability	$0.08	$0.00
Acquisition-related expenses	$0.00	$0.00
Severance expenses	$0.00	$0.00
Stock-based compensation	$0.02	$0.01

Non-GAAP basic net income (loss) per share	$(0.01)	$0.01

Non-GAAP diluted net income (loss) per share	$(0.01)	$0.01

GAAP weighted average shares outstanding used in calculating basic net loss per share	61,352,524	59,900,703

GAAP weighted average shares outstanding used in calculating diluted net loss per share	61,352,524	59,900,703
Adjustments for dilutive potential common stock	—	4,282,730

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	61,352,524	64,183,433

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(2)	Severance expenses include acquisition related severance expenses and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related costs include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.
(6)	Remeasurement of contingent consideration liability is a non-cash charge relating to the fair value adjustment, at the end of the reporting period, of the contingent consideration liability associated with certain acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Liquidity and Capital Resources

On March 31, 2012, we had working capital of $2.3 million, which included $11.8 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we may be required to make substantial future cash payments in respect of that transaction.

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through October 25, 2011. The amendments include increasing our revolving loan facility to $8 million. At March 31, 2012, $1.8 million was outstanding on the revolving loan facility and $20.0 million was outstanding on the secured term loans under the Loan Agreement. As of March 31, 2012, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are in compliance with these covenants as of March 31, 2012. We repaid all funds drawn from the revolving loan facility in April 2012.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing new products and supporting existing products, the required ramp-up of inventory for new products, including in 2012, the Liposonix system, and contingent payments owed to Medicis from the Liposonix acquisition based on achievement against specified revenue and profit targets.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing credit facilities, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In addition, we achieved higher sales of the Liposonix products in the three months ended March 31, 2012 than we had anticipated, and if such sales continue to be higher than expected throughout 2012 our contingent payment obligation to Medicis and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Used in Operating Activities. Net cash used in operating activities was $1.8 million for the three months ended March 31, 2012, compared to net cash of $2.0 million used in operating activities for the three months ended March 31, 2011. During the first quarter of 2012, cash was used for a $1.1 million increase in accounts receivable, a $1.0 million decrease in accrued liabilities, a $1.0 million increase in inventory attributable to the ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.4 million decrease in deferred revenue, and $0.1 million in net cash used from net loss after adjusting for non-cash items. These were partially offset by an increase of $0.5 million in prepaid and other current assets, a $0.7 million decrease in accounts payable and a $0.6 million increase in customer deposits. During the first three months of 2011, cash was used for a $1.5 million increase in inventory, a $1.1 million increase in prepaid expenses and other current assets and a $1.5 million decrease in accounts payable and accrued liabilities. These were partially offset by $1.5 million in net cash provided from net loss after adjusting for non-cash items.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.7 million for the first three months of 2012 compared with $0.5 million cash used in investing activities during the same period in 2011. During the first three months of 2012 and 2011, net cash of $0.7 million and $0.5 million, respectively, was used for payments to acquire property and equipment.

Net Cash Provided by Financing Activities. Net cash used by financing activities was $3.2 million for the first three months of 2012 compared with $0.5 million of net cash provided by financing activities in the same period in 2011. During the first three months of 2012, we made net payments of $3.0 million on our term and revolving loans and paid $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units, partially offset by $0.2 million in proceeds from exercise of stock options. During the first three months of 2011, we received $0.9 million in proceeds from exercise of stock options, partially offset by net payments of $0.4 million on our term and revolving loans.

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

The Company is involved in litigation as discussed in Note 6 of the Notes to the Financial Statements disclosed in this Company’s Quarterly Report on Form 10-Q.

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

We incurred a loss of $1.3 million and $8.8 million for the year ended December 31, 2011 and the there months ended March 31, 2012. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed our annual review of goodwill as of December 31, 2011 and we determined that an impairment charge was not required. If we have additional indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $96.6 million as of March 31, 2012, and there can be no assurance that future goodwill impairments will not occur.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. Plaintiffs have appealed. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material adverse effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

Intellectual property rights may not provide adequate protection for our products, which may permit third parties to compete against us more effectively.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2012, we had 110 issued U.S. patents, 93 pending U.S. patent applications, 93 issued foreign patents and 185 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Patient Protection and Affordable Care Act (the “Healthcare Act”) signed into law in March 2010 enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact the Healthcare Act may have on us, our customers or our industry. A material amount of our sales could be subject to the medical device excise tax included in the Healthcare Act, which is a 2.3% tax to be levied on the total domestic sales of medical devices, irrespective of a company’s profitability. The excise tax provisions are scheduled to go into effect January 1, 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

10.1	First Amendment to Lease between Solta Medical, Inc., S/I North Creek, LLC, and Liposonix, Inc. dated January 27, 2012	10-K	001-33123	10.31	3/14/12

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: May 1, 2012	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2012	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

10.1	First Amendment to Lease between Solta Medical, Inc., S/I North Creek, LLC, and Liposonix, Inc. dated January 27, 2012	10-K	001-33123	10.31	3/14/12

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.