Form 10-Q
period 2012-06-30
SOLTA MEDICAL INC
filed 2012-08-01
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 61,945,965 shares of the registrant’s common stock were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,550	$17,417
Accounts receivable	14,995	13,282
Inventories	16,452	16,524
Prepaid expenses and other current assets	7,883	8,626

Total current assets	54,880	55,849
Property and equipment, net	6,449	6,818
Purchased intangible assets, net	45,887	49,352
Goodwill	96,620	96,620
Other assets	646	659

Total assets	$204,482	$209,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,606	$5,767
Accrued liabilities	16,465	16,126
Current portion of contingent consideration liability	22,200	—
Current portion of deferred revenue	4,186	4,521
Short-term borrowings	7,623	7,441
Customer deposits	880	610

Total current liabilities	56,960	34,465
Deferred revenue, net of current portion	642	824
Term loan, net of current portion	13,973	16,959
Non-current tax liabilities	2,999	2,975
Contingent consideration liability	36,300	27,800
Other liabilities	110	92

Total liabilities	110,984	83,115

Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 61,921,292 and 61,130,740 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	62	61
Additional paid-in capital	200,964	198,565
Accumulated deficit	(107,528)	(72,443)

Total stockholders’ equity	93,498	126,183

Total liabilities and stockholders’ equity	$204,482	$209,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$37,262	$28,954	$69,716	$55,405
Cost of revenue	13,714	10,391	25,925	18,781

Gross margin	23,548	18,563	43,791	36,624

Operating expenses
Sales and marketing	13,673	11,915	27,619	23,733
Research and development	5,013	3,648	10,318	7,213
General and administrative	4,615	3,608	9,275	7,334
Remeasurement of contingent consideration liability	26,000	(484)	30,700	(484)

Total operating expenses	49,301	18,687	77,912	37,796

Loss from operations	(25,753)	(124)	(34,121)	(1,172)
Interest income	2	19	5	33
Interest expense	(350)	(21)	(701)	(74)
Other income and expense, net	(121)	(9)	(147)	118

Loss before income taxes	(26,222)	(135)	(34,964)	(1,095)
Income tax provision	64	71	121	136

Net loss	$(26,286)	$(206)	$(35,085)	$(1,231)

Net loss per share:
Basic and diluted	$(0.43)	$(0.00)	$(0.57)	$(0.02)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	61,719,575	60,634,849	61,536,050	60,269,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(35,085)	$(1,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,340	3,730
Loss on disposal of property, plant and equipment	33	41
Stock-based compensation	2,349	1,481
Contingent consideration fair value adjustment	30,700	(484)
Loan warrant discount amortization	44	9
Provision for doubtful accounts	392	(74)
Provision for excess and obsolete inventory	464	70
Change in assets and liabilities:
Accounts receivable	(2,105)	(719)
Inventories	(611)	(3,072)
Prepaid expenses and other current assets	743	(336)
Other assets	13	(179)
Accounts payable	(223)	955
Accrued and other liabilities	327	(890)
Deferred revenue	(517)	704
Customer deposits	270	225
Deferred rent	(25)	(14)

Net cash provided by operating activities	2,109	216

Cash flows from investing activities
Acquisition of property and equipment	1,178	(620)

Net cash used in investing activities	1,178	(620)

Cash flows from financing activities
Repayment of loan agreement and short-term margin account borrowings	(6,348)	(16,752)
Cash settlement of vested restricted stock units	(469)	—
Proceeds from exercise of stock options	180	1,174
Proceeds from employee stock purchase plan	339	192
Proceeds from loan agreement borrowings	3,500	16,000

Net cash (used in) provided by financing activities	(2,798)	614

Net (decrease) increase in cash and cash equivalents	(1,867)	210
Cash and cash equivalents at beginning of period	17,417	36,898

Cash and cash equivalents at end of period	$15,550	$37,108

Supplemental disclosure of cash flow information
Cash paid for interest	$387	$73
Cash paid for taxes	34	102
Supplemental disclosure of non-cash investing and financing activities
Accounts payable and accrued liabilities related to property and equipment purchases	329	144
Issuance of common stock for vested restricted stock units	1,849	132
Equity investment earned in the period	—	150
Accrued interest for final payment on debt financings	267	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except share and per share amounts)

(Unaudited)

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Solta Medical, Inc. (the “Company”) develops, manufactures, and markets aesthetic energy devices to address a range of issues, including skin resurfacing and skin rejuvenation, skin tightening and body contouring, and acne reduction. The Company was incorporated in California on January 11, 1996 as Thermage, Inc. and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

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

Reclassifications

To maintain comparability among the periods presented, the Company has reclassed the presentation of certain prior period amounts reported. The Company made the following reclassifications to conform to the three and six months ended June 30, 2012 presentation:

•

Within the Consolidated Statement of Operations for the three and six months ended June 30, 2011, the Company reclassed amounts that were recorded within general and administrative to remeasurement of contingent consideration liability. The reclassification had no impact on the total loss before income taxes in the periods presented; and

•

Within the operating activities section of the Consolidated Statements of Cash Flows for the six months ended June 30, 2011, the Company reclassed amounts that were recorded within accrued and other liabilities to contingent consideration fair value adjustment. The reclassification had no impact to the total net cash provided by operating activities in the period presented.

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

The following table summarizes net revenue by product:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Systems	$17,634	$11,553	$31,776	$19,720
Tips and other consumables	18,167	15,831	34,945	32,608

Net revenue from products	35,801	27,384	66,721	52,328
Services and other	1,461	1,570	2,995	3,077

Total net revenue	$37,262	$28,954	$69,716	$55,405

The following table summarizes net revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
North America	$19,349	$13,426	$36,334	$24,267
Asia Pacific	12,703	9,594	22,866	18,128
Europe/Middle East	3,841	4,443	8,267	10,207
Rest of the world	1,369	1,491	2,249	2,802

Total net revenue	$37,262	$28,954	$69,716	$55,404

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Historical net loss per share:

Numerator:
Net loss	$(26,286)	$(206)	$(35,085)	$(1,231)

Denominator:
Weighted-average common shares outstanding used in calculating basic and diluted net loss per share	61,719,575	60,634,849	61,536,050	60,269,804

Basic and diluted net loss per share	$(0.43)	$(0.00)	$(0.57)	$(0.02)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options to purchase common stock	5,609,670	6,153,367	5,609,670	6,153,367
Common stock warrants	4,279,952	4,279,952	4,279,952	4,279,952
Restricted stock units	2,738,871	1,692,130	2,738,871	1,692,130
Common stock issuable under Employee Stock Purchase Plan	155,695	111,992	155,695	111,992

NOTE 3 — LIPOSONIX AQUISITION

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

As of June 30, 2012, the fair value of this contingent consideration liability has been increased to $58,500 to reflect the updated fair value estimate of the liability and accordingly a $26,000 and $30,700 charge was recognized as an expense in our condensed consolidated statement of operations during the three and six months ended June 30, 2012, respectively (see note 4 regarding Level 3 unobservable inputs used at June 30, 2012 to measure the contingent consideration liability). The increase in the updated fair value of the contingent consideration is due primarily to the Company’s estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period.

As of June 30, 2012 and December 31, 2011, $22,200 and $0, respectively, of the contingent consideration liability was classified as current, and $36,300 and $27,800, respectively, was classified as non-current.

For the three and six months ended June 30, 2012, revenue from the sales of Liposonix products was $9,371 and $16,996, respectively. Net income associated with Liposonix products and operations cannot be determined given the integration of Liposonix operations within the Company.

Reliable information to provide pro forma financial information disclosure on the Liposonix acquisition is currently unavailable and impracticable to prepare at this time. Therefore, such pro forma financial information has not been included herein.

NOTE 4 — BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$6,806	$6,344
Work-in-process	681	324
Finished goods	8,965	9,856

	$16,452	$16,524

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010 and Liposonix on November 1, 2011. The carrying amount and accumulated amortization expense of the acquired intangible assets at June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($6,451)	$14,869
Product technology	7 - 9 years	25,170	(5,842)	19,328
Future royalties contract	10 years	3,890	(292)	3,598

		50,380	(12,585)	37,795
Intangible assets amortized to operating expenses:
Trade Names	6 - 10 years	5,080	(1,528)	3,552
Customer relationships	4 - 12 years	6,710	(2,170)	4,540

		11,790	(3,698)	8,092

Total intangible assets		$62,170	($16,283)	$45,887

December 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($5,441)	$15,879
Product technology	7 - 9 years	25,170	(4,295)	20,875
Future royalties contract	10 years	3,890	(97)	3,793

		50,380	(9,833)	40,547
Intangible assets amortized to operating expenses:
Trade name	6 - 10 years	5,080	(1,224)	3,856
Customer relationships	4 - 12 years	6,710	(1,761)	4,949

		11,790	(2,985)	8,805

Total intangible assets		$62,170	($12,818)	$49,352

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and six months ended June 30, 2012, the Company recorded amortization expense in the amount of $1,375 and $2,752 to cost of revenue and $355 and $713 to operating expenses, respectively, and during the three and six months ended June 30, 2011, the Company recorded amortization expense in the amount of $835 and $1,671 to cost of revenue and $284 and $513 to operating expenses, respectively.

As of June 30, 2012, the total expected future amortization related to the Company’s existing intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2012	$2,750	$711	$3,461
2013	5,498	1,419	6,917
2014	5,498	1,408	6,906
2015	5,469	1,136	6,605
2016 and thereafter	18,580	3,418	21,998

	$37,795	$8,092	$45,887

The Company tests its long-lived assets for impairment if events or changes in circumstances indicate that the assets may be impaired. The impairment test is based on our single operating segment and reporting unit structure. No impairment indicators of intangibles and long-lived assets were identified through June 30, 2012. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	June 30, 2012	December 31, 2011
Balance at beginning of period	$96,620	$49,481
Addition from acquisition	—	47,139

Balance at end of period	$96,620	$96,620

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through June 30, 2012. There can be no assurance that future goodwill impairments will not occur.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Payroll and related expenses	$6,096	$6,002
Accrued claims and settlements	3,089	3,058
Standard warranty	1,619	1,647
Professional fees	557	773
Other	5,104	4,646

	$16,465	$16,126

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

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. On a recurring basis, the Company measures its cash equivalents at fair value. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less at the time of purchase, are classified as such at June 30, 2012 and December 31, 2011.

Carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The carrying amounts of other assets and liabilities approximate their fair values based upon their nature and size.

The carrying value of the Company’s term loans under the credit facility approximates fair value as they bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these term loans as Level 2 in the fair value hierarchy.

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because it is valued using unobservable inputs in which the Company developed its own assumptions at June 30, 2012. At the end of each reporting period, the Company remeasures its contingent consideration liability at fair value.

The unobservable inputs at June 30, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$58,500	Discounted cash flow	Weighted average cost of capital	20.0%
			Long term discount rate	25.0%

The unobservable inputs at December 31, 2011 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2011	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$27,800	Discounted cash flow	Weighted average cost of capital	25.1%
			Long term discount rate	30.0%

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

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2011	$27,800
Change in fair value of the contingent consideration liability recorded as an expense	30,700

Fair value at June 30, 2012	$58,500

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Six Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$1,647	$1,525
Accruals for warranties issued during the period	2,025	1,505
Settlements made during the period	(2,053)	(1,559)

Balance at end of period	$1,619	$1,471

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

	Six Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$3,256	$2,805
Payments received	1,963	2,112
Revenue recognized	(2,197)	(1,960)

Balance at end of period	$3,022	$2,957

As of June 30, 2012 and December 31, 2011, $2,380 and $2,432, respectively, of the extended warranty contracts was classified as current, and $642 and $824, respectively, was classified as non-current. The Company incurred costs of $445 and $811 under extended warranty contracts during the three and six months ended June 30, 2012, respectively, and costs of $369 and $694 during the three and six months ended June 30, 2011, respectively.

NOTE 6 — CREDIT FACILITY

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through October 25, 2011. The amendments include increasing our revolving loan facility to $8,000. At June 30, 2012, $1,750 was outstanding on the revolving loan facility and $20,000 was outstanding as secured term loans under the Loan Agreement. As of June 30, 2012, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of June 30, 2012. The Company repaid all funds drawn from the revolving loan facility in July 2012.

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

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. Notice was sent by the claim’s administrator to potential members of the class. A fairness hearing was held on March 27, 2012 at which the Court approved the settlement subject to certain conditions, which have since been fulfilled. On May 5, 2012, the Court ordered the Plaintiffs to submit an amended settlement agreement and final approval order. Plaintiffs filed the required papers on June 15, 2012. Upon the Court’s execution of the final approval order, the Company will be released from the class claims. The Company does not believe the final disposition of this action will have a material effect on its financial statements and future cash flows.

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

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense:

Employee stock-based compensation expense	$189	$371	$370	$774
Employee stock purchase plan	95	389	167	85
Restricted and market-based stock units	925	52	1,812	622

Total stock-based compensation expense	$1,209	$812	$2,349	$1,481

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Cost of revenue	$127	$95	$239	$164
Sales and marketing	259	193	466	419
Research and development	197	95	359	142
General and administrative	626	429	1,285	756

Total stock-based compensation expense	$1,209	$812	$2,349	$1,481

During the six months ended June 30, 2012, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 961,954 shares of restricted stock units and 699,000 shares of market-based stock units to certain employees. The fair value of the restricted stock awards of $2,839 was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market-based stock units at the issuance date of $2,528 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 76.38% and 29.57%, correlation coefficients of 1.0 and 0.3561, risk-free interest rate of 1.34%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

NOTE 9 — SUBSEQUENT EVENT

On July 26, 2012, the Company signed a commitment letter with Silicon Valley Bank for a $10 million subordinated debt facility (the “Subordinated Debt Facility”). This Subordinated Debt Facility would be in addition to the Company’s existing Loan Agreement with the Lender described in Note 6. Outstanding loans under the Subordinated Debt Facility would bear interest at a 7% fixed rate and the principal amount would be due and payable over a 24-month period following an 8-month interest only period that begins on the first calendar day following the advance of the loan. In connection with signing the commitment letter with the Lender, the Company issued a warrant to the Lender on July 26, 2012 for the purchase of 307,692 shares of common stock with an exercise price of $3.25, subject to certain adjustments as provided in the warrant agreement with the Lender. The Subordinated Debt Facility would not contain any financial covenants and any loans under this Subordinated Debt Facility will not count towards the covenants contained in the existing Loan Agreement discussed in Note 6. The Company expects to execute the loan documents for the Subordinated Debt Facility in August 2012.

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

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of issues, including skin resurfacing and skin rejuvenation, skin tightening and body contouring, and acne reduction. Our products are patented and generally require Food and Drug Administration (“FDA”) clearance in the United States and CE Mark approval in Europe prior to marketing. The product technologies we use include radio frequency (“RF”) energy, to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin; lasers for skin resurfacing and the treatment of actinic keratosis; intense pulsed light (“IPL”) for the treatment of mild to moderate acne and other dermatologic conditions; and high-intensity ultrasound for the destruction of subcutaneous adipose tissue for the purpose of waist circumference reduction.

We were incorporated in 1996 and received FDA clearance for our first Thermage RF system in 2002. Through a number of acquisitions, we added the Fraxel laser systems from our acquisition of Reliant Technologies, Inc. in December 2008; the Isolaz (IPL) system from our acquisition of Aesthera Corporation in February 2010; the CLARO (IPL) personal care acne treatment device from our acquisition of CLRS Technology Corporation in October 2010, and the Liposonix system from our acquisition of Medicis Technologies Corporation in November 2011. Our latest product introduction is the Clear + Brilliant laser system, for which we received the first FDA clearance in May 2011. In addition, FDA clearance for the second generation Liposonix system which we acquired from Medicis Pharmaceutical Corporation (“Medicis”) was received in October 2011.

As of June 30, 2012, we had a global installed base of over 8,600 systems.

Net revenue for the six months ended June 30, 2012 increased 26% or $14.3 million, to $69.7 million, from $55.4 million in the same period in 2011, due primarily to the sale of Liposonix products (Liposonix was acquired in November 2011) and, to a lesser extent, the sale of Clear + Brilliant products (Clear + Brilliant launched in April 2011). Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the six months ended June 30, 2012 and 2011, we derived 50% and 59% respectively, of our revenue from treatment tips and consumable sales and 46% and 36% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the six months ended June 30, 2012 and 2011, we derived 52% and 44%, respectively, of our revenue from sales of our products and services within North America, and 48% and 56%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
North America	52%	46%	52%	44%
Asia Pacific	34%	33%	33%	33%
Europe/Middle East	10%	15%	12%	18%
Rest of the world	4%	6%	3%	5%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $37.3 million for the three months ended June 30, 2012, an increase of $8.3 million, or 29%, compared to $29.0 million for the three months ended June 30, 2011. The increase in revenue was due to an increase in new system sales including contributions from the sale of the new Liposonix products which launched in December 2011 and, to a lesser extent, from the Clear + Brilliant products which launched in April 2011. The increase was partially offset by a decline in existing system sales and system upgrades. System sales for the three months ended June 30, 2012 was $17.6 million, an increase of $6.1 million, or 53%, compared to $11.6 million for the same period of 2011. Sale of treatment tips and other consumables increased by $2.3 million or 15%, to $18.2 million for the three months ended June 30, 2012 from $15.8 million for the same period of 2011. This increase was driven primarily from the sale of Liposonix and Clear + Brilliant tips and other consumables.

Net Revenue increased $14.3 million, or 26%, to $69.7 million for the six months ended June 30, 2012 from $55.4 million for the same period of 2011. This increase was primarily due to an increase in new system sales including contributions from the sale of the new Liposonix products which launched in December 2011, and to a lesser extent, from the Clear + Brilliant products which launched in April 2011, partially offset by a decrease in existing system sales and a decline in system upgrades and handpiece sales. System sales increased $12.1 million or 61%, to $31.8 million for the six months ended June 30, 2012 from $19.7 million for the same period of 2011. Sale of treatment tips and other consumables increased by $2.3 million or 7%, to $34.9 million for the six months ended June 30, 2012 from $32.6 million for the same period of 2011. This increase was driven primarily from the sale of Liposonix and Clear + Brilliant tips and other consumables.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 63% of revenue for the three months ended June 30, 2012, compared with 64% of revenue for the same period in 2011. The decrease in gross margin as a percent of revenue for the second quarter in 2012 when compared to the prior year period was primarily due to an increase of amortization expense from intangibles acquired in the Liposonix acquisition, a lower mix of tips sales, higher product excess and obsolescence costs, offset by a higher mix of high-margin system sales within new system sales.

Gross margin was 63% of revenue in the first half of 2012, compared with 66% of revenue in the first half of 2012. The decrease in gross margin as a percent of revenue for the first half of 2012 when compared to the prior year period was primarily due to an increase to amortization expense from intangibles acquired in the Liposonix acquisition, a lower mix of tips sales, higher warranty expense due to an increase in our warranty base for Clear + Brilliant and Liposonix products, partially offset by a higher mix of high-margin system sales within new system sales.

Sales and Marketing. Sales and marketing expenses consists primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended June 30, 2012 was $13.7 million, an increase of $1.8 million, or 15%, compared to $11.9 million for the same period of 2011. The increase was primarily attributable to an increase in headcount, resulting in higher employee payroll and related travel and entertainment expenses of $0.9 million, an increase of $0.3 million in discretionary marketing expenses, an increase of $0.3 million in professional outside services, an increase of $0.2 million in depreciation and allocated information technology and facility expenses, and an increase of $0.1 million in amortization of intangibles acquired in the Liposonix acquisition.

Sales and marketing expenses increased $3.9 million, or 16%, to $27.6 million in the first half of 2012 from $23.7 million for the same period of 2011. The increase in the first half of 2012 was primarily attributable to an increase of $2.0 million in employee payroll, commissions and related travel and entertainment expenses, an increase of $0.8 million in discretionary marketing expenses, an increase of $0.7 million in professional outside services, an increase of $0.2 million in depreciation and allocated information technology and facility expenses, and an increase of $0.2 million in amortization of intangibles acquired in the Liposonix acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended June 30, 2012 was $5.0 million, an increase of 1.4 million, or 37%, compared to $3.6 million for the same period in 2011. The increase was mainly due to an increase in headcount, resulting in higher employee payroll and related expenses of $1.5 million. The increase in headcount was primarily due to the addition of research and development personnel in connection with our Liposonix acquisition. There was also an increase of $0.2 million in clinical studies and other research and development projects, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.4 million in professional outside services.

Research and development expenses increased $3.1 million, or 43%, to $10.3 million in the first half of 2012 from $7.2 million for the same period in 2011. Compared to the first half of 2011, employee payroll and related expenses increased by $3.1 million, which was mainly due to increased headcount resulting from research and development personnel acquired in our Liposonix acquisition. In addition, there was an increase of $0.3 million in clinical studies and other research and development projects, an increase of $0.1 million in amortization of intangibles acquired in the Liposonix acquisition, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.5 million in professional outside services.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended June 30, 2012 were $4.6 million, an increase of $1.0 million, or 28%, compared with $3.6 million for the same period in 2011. The increase from the prior year was due to an increase of $0.6 million in employee payroll and related expenses resulting from higher stock-based compensation charges during the second quarter of 2012, an increase of $0.3 million in bad debt expense, and an increase of $0.3 million in accounting and legal services, partially offset by a decrease of $0.1 million in depreciation and allocated information technology and facility expenses and a decrease of $0.1 million in product liability claims.

General and administrative expenses in the first half of 2012 was $9.3 million, an increase of $2.0 million or 27%, compared with $7.3 million in the first half of 2011. The increase from the prior year period was due to an increase of $1.0 million in employee payroll and related expenses resulting from higher stock-based compensation charges during the first half of 2012, an increase of $0.6 million in professional outside services, an increase of $0.5 million in bad debt expense, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.2 million in product liability claims.

Remeasurement of contingent consideration liability. Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the three and six months ended June 30, 2012, the contingent consideration fair value adjustment was $26.0 million and $30.7 million, respectively, associated with the acquisition of Liposonix, and for the three and six months ended June 30, 2011, the fair value adjustment resulted in a credit of $ 484,000 due to the reversal of the contingent consideration associated with the acquisition of CLRS. The increases to the contingent consideration liability recorded in the three and six months ended June 30, 2012 are due primarily to our estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period. The acquisition of Liposonix closed in the fourth quarter of 2011 and the CLRS closed in fourth quarter of 2010.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income decreased $17,000, or 90%, to $2,000 for the three months ended June 30, 2012, from $19,000 for the same period in 2011, and decreased $28,000, or 85%, to $5,000 for the six months ended June 30, 2012 from $33,000 for the same period in 2011. The decrease is primarily due to lower average cash and cash equivalent balances in the first half of 2012 when compared to the comparable period of the prior year.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $329,000 to $350,000 for three month period ended June 30, 2012, from $21,000 for the same period in 2011, and increased by $627,000 to $701,000 for the six months ended June 30, 2012 from $74,000 for the same period in 2011. The increase is primarily a result of the additional term loans entered into during the fourth quarter of 2011 in connection with the Liposonix acquisition. We anticipate that our interest expense will continue to increase due to additional interest expense from borrowings under the new subordinated debt facility we expect to execute as discussed in Note 9 of the footnotes to the financial statements.

Other Income and Expense, net. Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses. Net other income and expense was a net expense of $121,000 and $9,000 in the three month period ended June 30, 2012 and 2011, respectively, and net expense of $147,000 and net income of $118,000 in the six months ended June 30, 2012 and 2011, respectively. The net expense increase during 2012 when compared to the prior year is primarily due to less foreign exchange gains resulting from currency fluctuations compared to the first half of 2011.

Income Tax Provision. There was an income tax provision of $64,000 and $71,000 for the three month period ended June 30, 2012 and 2011, respectively, and $121,000 and $136,000 for the six months ended June 30, 2012 and 2011, respectively. The provisions for income taxes for the periods ended June 30, 2012 and 2011, primarily represents taxes in foreign and state jurisdictions.

Stock-Based Compensation

For the three months ended June 30, 2012 and 2011 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenue	$127	$95	$239	$164
Sales and marketing	259	193	466	419
Research and development	197	95	359	142
General and administrative	626	429	1,285	756

Total stock-based compensation expense	$1,209	$812	$2,349	$1,481

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

The non-GAAP financial measures presented are non-GAAP gross margin, non-GAAP gross margin as a percentage of sales, non-GAAP operating income, non-GAAP EBITDA, non-GAAP net income and non-GAAP net income per share. These non-GAAP financial measures, as defined by us, are adjusted to exclude one or more of the following items: in process research and development, amortization of acquired intangibles and other non-cash acquisition-related charges, severance expense, acquisition-related expenses, loss on investments and stock-based compensation expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
GAAP Gross margin	$23,548	$18,563	$43,791	$36,624

GAAP gross margin as % of sales	63%	64%	63%	66%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$23,548	$18,563	$43,791	$36,624
Amortization and other non-cash acquisition related charges (1)	1,375	844	3,033	1,689
Stock-based compensation (4)	127	95	239	164

Non-GAAP gross margin	$25,050	$19,502	$47,063	$38,477

Non-GAAP gross margin as % of sales	67%	67%	68%	69%

GAAP loss from operations	($25,753)	($124)	($34,121)	($1,172)
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges (1)	1,729	1,128	3,746	2,202
Remeasurement of contingent consideration liability (6)	26,000	(484)	30,700	(484)
Acquisition-related expenses (3)	58	120	151	$120
Severance expenses (credits) (2)	(11)	—	19	—
Stock-based compensation (4)	1,209	812	2,349	1,481

Non-GAAP income from operations	$3,232	$1,452	$2,844	$2,147
Depreciation expenses (5)	937	763	1,875	1,545

Non-GAAP EBITDA	$4,169	$2,215	$4,719	$3,692

GAAP net loss	($26,286)	($206)	($35,085)	($1,231)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	1,729	1,128	3,746	2,202
Remeasurement of contingent consideration liability (6)	26,000	(484)	30,700	(484)
Acquisition-related expenses (3)	58	120	151	120
Severance expenses (credits) (2)	(11)	—	19	—
Stock-based compensation (4)	1,209	812	2,349	1,481

Non-GAAP net income	$2,699	$1,370	$1,880	$2,088

GAAP basic net loss per share	($0.43)	($0.00)	($0.57)	($0.02)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges	$0.03	$0.02	$0.06	$0.04
Remeasurement of contingent consideration liability	$0.42	($0.01)	$0.50	($0.01)
Acquisition-related expenses	$0.00	$0.00	$0.00	$0.00
Severance expenses (credits)	($0.00)	$0.00	$0.00	$0.00
Stock-based compensation	$0.02	$0.01	$0.04	$0.02

Non-GAAP basic net income per share	$0.04	$0.02	$0.03	$0.03

Non-GAAP diluted net income per share	$0.04	$0.02	$0.03	$0.03

GAAP weighted average shares outstanding used in calculating basic net loss per share	61,719,575	60,634,849	61,536,050	60,269,804

GAAP weighted average shares outstanding used in calculating diluted net loss per share	61,719,575	60,634,849	61,536,050	60,269,804
Adjustments for dilutive potential common stock	5,245,087	4,795,261	5,053,439	4,497,589

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	66,964,662	65,430,110	66,589,489	64,767,393

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(2)	Severance expenses (credits) include acquisition related severance expenses (credits) and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related expenses include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.
(6)	Remeasurement of contingent consideration liability is a non-cash charge relating to the fair value adjustment, at the end of the reporting period, of the contingent consideration liability associated with certain acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Liquidity and Capital Resources

On June 30, 2012, we had a working capital deficit of $2.1 million, which included $15.6 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to be required to make substantial future cash payments in respect of that transaction.

We entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through October 25, 2011. The amendments include increasing our revolving loan facility to $8 million. At June 30, 2012, $1.8 million was outstanding on the revolving loan facility and $20.0 million was outstanding on the secured term loans under the Loan Agreement. The Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. We are in compliance with these covenants as of June 30, 2012. We repaid all funds drawn from the revolving loan facility in July 2012.

On July 26, 2012, we signed a commitment letter with the Lender for a $10 million subordinated debt facility (the “Subordinated Debt Facility”) and expect to execute the definitive loan documents in August 2012. This Subordinated Debt Facility would be in addition to the Company’s existing Loan Agreement with the Lender described above. Outstanding loans under the Subordinated Debt Facility would bear interest at a 7% fixed rate and the principal amount would be due and payable over a 24-month period following an 8-month interest only period that begins on the first calendar day following the advance of the loan. See Note 9 of the footnotes to the financial statements.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing credit facilities, including the Subordinated Debt Facility we expect to enter into in August 2012, will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In addition, we achieved higher sales of the Liposonix products in the three and six months ended June 30, 2012 than we had anticipated, and as a result, the fair value of our expected 2013 contingent payment obligation to Medicis is approximately $22 million. If sales of Liposonix products are higher than expected for the remainder of 2012 and during the remainder of the seven-year earn-out period, our contingent payment obligation to Medicis and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Used in Operating Activities. Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2012, compared to $0.2 million provided for the six months ended June 30, 2011. During the first half of 2012, cash was provided by a $0.7 million decrease in prepaid and other current assets, a $0.3 million increase in accrued liabilities, a $0.3 million increase in customer deposits, and $4.2 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by an increase of $2.1 million in accounts receivable, a $0.6 million increase in inventory attributable to the ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.5 million decrease in deferred revenue, a $0.2 million decrease in accounts payable. During the first half of 2011, cash was used for a $3.1 million increase in inventory, a $0.7 million in increase in accounts receivable, a $0.3 million increase in prepaid expenses and other current assets and a $0.9 million decrease in accrued liabilities. These were partially offset by $3.5 million in net cash provided from net loss after adjusting for non-cash items, an increase in accounts payable of $1.0 million, an increase in deferred revenue of $0.7 million and customer deposits of $0.2 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1.2 million for the first half of 2012 compared with $0.6 million cash used in investing activities during the same period in 2011. During the first half of 2012 and 2011, net cash of $1.2 million and $0.6 million, respectively, was used for payments to acquire property and equipment.

Net Cash Provided by Financing Activities. Net cash used in financing activities was $2.8 million for the first half of 2012 compared with $0.6 million of net cash provided by financing activities in the same period in 2011. During the first half of 2012, we made net payments of $2.8 million on our term and revolving loans and paid $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units, partially offset by $0.5 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan. During the first half of 2011, we received $1.4 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan, partially offset by net payments of $0.8 million on our term loans.

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

Risks Related to Our Business

Economic uncertainty has reduced and may continue to reduce patient demand for our products; if there is not sufficient patient demand for the procedures for which our products are used, practitioner demand for these systems could drop, resulting in unfavorable operating results.

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

If the economic hardships our customers face continue or worsen, our business would be negatively impacted and our financial performance would be materially harmed in the event that any of the above factors discourage patients from seeking the procedures for which our products are used.

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

Our target physician customers typically already own one or more aesthetic device products. Our ability to grow our business and convince physicians to purchase our systems and products depends on the success of our clinical and sales and marketing efforts. Our business model involves both a capital equipment purchase of our systems and continued purchases by our customers of our treatment tips. This may be a novel business model for many potential customers who may be used to competing products that are either exclusively capital equipment, such as many laser-based systems, or that are exclusively single-use products, such as Botox or dermal fillers. In addition, the lack of credit available to physicians to finance the purchase of systems may also impact the adoption of these systems. We must be able to demonstrate that the cost of our systems and the revenue that the physician can derive from performing procedures using our products are compelling when compared to the cost and revenue associated with alternative products. When marketing to plastic surgeons, we must also, in some cases, overcome a bias against non-invasive or minimally invasive aesthetic procedures. If we are unable to increase physician adoption of our systems and use of our treatment tips, our financial performance will be adversely affected.

We may not be able to achieve or sustain profitability even if we are able to generate significant revenue.

We incurred a loss of $1.3 million and $35.1 million for the year ended December 31, 2011 and the six months ended June 30, 2012. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

The failure of our systems to meet patient expectations or the occurrence of unpleasant side effects from the procedures for which our products are used could impair our financial performance.

Our future success depends upon patients having a positive experience with the procedures for which our products are used in order to increase physician demand for our products, as a result of both individual patients’ repeat business and as a result of word-of-mouth referrals. We believe that patients may be dissatisfied with these procedures if they find them to be too painful. Furthermore, patients may experience temporary swelling or reddening of the skin as a procedural side effect. In rare instances, patients may receive burns, blisters, skin discoloration or skin depressions. Experiencing excessive pain or any of these side effects or adverse events could discourage a patient from having one of the procedures for which our products are used or discourage a patient from having additional procedures or referring these procedures to others. In order to generate repeat and referral business, we also believe that patients must be satisfied with the effectiveness of the procedures. Results obtained from the procedures for which our products are used are subjective and may be subtle. A product treatment may produce results that may not meet patients’ expectations. If patients are not satisfied with the procedure or feel that it is too expensive for the results obtained, our reputation and future sales will suffer.

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

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Our agreement with Medicis requires us to make potentially significant future cash payments to Medicis over the next seven years, based on certain operating results of Liposonix. During the three months ended June 30, 2012, we substantially increased our estimate of the future cash payments due to Medicis. Any of the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Liposonix, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

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

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or may suffer other adverse effects. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

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

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed our annual review of goodwill as of December 31, 2011 and we determined that an impairment charge was not required. If we have indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $96.6 million as of June 30, 2012, and there can be no assurance that future goodwill impairments will not occur.

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

We substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to make substantial future cash payments in respect of that transaction. During the three months ended June 30, 2012, we substantially increased our estimate of the future cash payments due to Medicis. Further, if we fail to achieve sustained profitability and positive cash flow or if unanticipated expenses or other uses of cash arise, our liquidity needs may exceed our cash and cash equivalents and available credit facilities, including the Subordinated Debt Facility we expect to enter into in August 2012. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may not be able to obtain such debt with favorable terms, and we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available with favorable terms, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

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

Our industry has been characterized by frequent intellectual property litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents, and we have, from time to time, received notices of potential infringement by us of other parties’ patents. If our products or methods are found to infringe, we could be prevented from marketing them. In addition, we do not know whether our competitors or potential competitors have applied for, or will apply for or obtain, patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our products. Competing products may also appear in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, we could be prevented from marketing our products in one or more countries.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2012, we had 121 issued U.S. patents, 83 pending U.S. patent applications, 83 issued foreign patents and 154 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Performing clinical studies on, and collecting data from the procedures for which our products are used is inherently subjective, and we have limited data regarding the efficacy of our systems. If future data is not positive or consistent with our prior experience, rates of physician adoption will likely be harmed.

We believe that in order to significantly grow our business, we will need to conduct future clinical studies of the effectiveness of our systems. Clinical studies of aesthetic treatments are subject to a number of limitations. First, these studies do not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is the most common method of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive or minimally invasive energy-based devices, the effects of the procedures for which our products are used vary from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

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

In addition, some of our current and potential competitors have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product lines. Given the relatively few competitors currently in the market, any business combination could exacerbate any existing competitive pressures, which could harm our business.

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

Our reputation and competitive position may be harmed not only by negative media exposure, but also by other publicly-available information suggesting that our procedures are not safe. For example, we file reports with the FDA that are publicly available on the FDA’s website if our products may have caused or contributed to a serious injury or malfunctioned in a way that would likely cause or contribute to a serious injury if it were to recur. Competitors may attempt to harm our reputation by pointing to isolated injuries that have been reported or publicized, or by claiming that their product is superior because they have not filed as many reports with the FDA. Such negative publicity and competitor behavior could harm our reputation and our future sales.

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

We outsource the repair of certain key elements of our systems to sole source contract service providers. If the operations of those service subcontractors are interrupted, we may be limited in our ability to repair equipment. Our service subcontractors are dependent on trained technical labor to effectively repair our products. In addition, our service subcontractors may be operating as medical device manufacturers and as such are required to demonstrate and maintain compliance with the Quality System Review (“QSR”). If our service subcontractors fail to comply with the QSR, repair operations could be affected and our ability to repair certain systems may be impaired.

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

Our systems are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to six months from the time the application is filed with the FDA, but it can take significantly longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process, and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA.

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

Any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

If we or our suppliers and subcontractors fail to comply with the QSR, our business would suffer.

We and our suppliers and subcontractors are required to demonstrate and maintain compliance with the QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic inspections. We and our suppliers have been, and we anticipate that we and our suppliers will in the future be, subject to such inspections. In addition, certain of our suppliers have, from time to time, received warning letters from the FDA regarding potential non-compliance. Our failure, or the failure of our suppliers and subcontractors, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions, which would cause our sales and business to suffer.

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

The market price of our common stock has historically been, and is likely to continue to be, highly volatile and may fluctuate substantially due to many factors, including:

•	fluctuations in our operating results and the operating results of our competitors;

•	changes in earnings estimates or recommendations regarding us or our competitors by securities analysts;

•	volume and timing of sales of our products;

•	conditions and trends in our industry and the markets we serve;

•	the introduction and market acceptance of new products or product enhancements by us or our competitors;

•	our ability to develop, obtain regulatory clearance or approval for and market new and enhanced products on a timely basis;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of significant new contracts, acquisitions or strategic alliances by us or our competitors;

•	our ability to successfully integrate acquired companies or technologies;

•	disputes or other developments with respect to our intellectual property rights or the intellectual property rights of others;

•	product liability claims or other litigation;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	media exposure of our products or products of our competitors;

•	changes in legislation and governmental regulations or in the status of our regulatory approvals or applications; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

As of June 30, 2012, we had 61,921,292 shares of our common stock outstanding. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

We provide guidance to the investing community regarding our anticipated future operating performance. Our business typically has a short sales cycle, so that we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, including those discussed in the foregoing risk factors. In light of these factors, and the uncertainty as a result of the general economic situation, it is difficult for us to estimate with accuracy our future results. Our expectations regarding these results will be subject to numerous risks and uncertainties that could make actual results differ materially from those anticipated. If our actual results do not meet our public guidance or our guidance or actual results do not meet the expectations of third-party financial analysts, our stock price could decline significantly.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: August 1, 2012	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2012	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.