Form 10-Q/A
period 2012-06-30
SOLTA MEDICAL INC
filed 2012-08-07
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) of Solta Medical, Inc. (“Solta Medical”) for the quarterly period ended June 30, 2012 is being filed solely to amend a typographical error in the “Condensed Consolidated Statement of Cash Flows” of Solta Medical’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2012 (the “Original Filing”). The Amendment corrects the amounts for the “Acquisition of property and equipment” and the “Net cash used in investing activities” in the “Cash flows from investing activities” line items of the Condensed Consolidated Statements of Cash Flows from $1,178 to $(1,178) for the six months ended June 30, 2012 in Solta Medical’s Original Filing. All other amounts on the “Condensed Consolidated Statement of Cash Flows”, including “Net (decrease) increase in cash and cash equivalents” and “Cash and cash equivalents at end of period” amounts, as previously reported were accurate and were not affected by the correction of the typographical error. In addition, Solta Medical’s Exhibit 101 to the Original Filing which contained the XBRL (eXtensible Business Reporting Language) Interactive Data File did not contain the typographical error and was accurate as previously filed.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 1: Financial Statements is contained in this Amendment. All other items remain unchanged and are not reproduced in this Amendment. This Amendment should be read in conjunction with the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect any events that have occurred subsequent to the Original Filing.

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

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(35,085)	$(1,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,340	3,730
Loss on disposal of property, plant and equipment	33	41
Stock-based compensation	2,349	1,481
Contingent consideration fair value adjustment	30,700	(484)
Loan warrant discount amortization	44	9
Provision for doubtful accounts	392	(74)
Provision for excess and obsolete inventory	464	70
Change in assets and liabilities:
Accounts receivable	(2,105)	(719)
Inventories	(611)	(3,072)
Prepaid expenses and other current assets	743	(336)
Other assets	13	(179)
Accounts payable	(223)	955
Accrued and other liabilities	327	(890)
Deferred revenue	(517)	704
Customer deposits	270	225
Deferred rent	(25)	(14)

Net cash provided by operating activities	2,109	216

Cash flows from investing activities
Acquisition of property and equipment	(1,178)	(620)

Net cash used in investing activities	(1,178)	(620)

Cash flows from financing activities
Repayment of loan agreement and short-term margin account borrowings	(6,348)	(16,752)
Cash settlement of vested restricted stock units	(469)	—
Proceeds from exercise of stock options	180	1,174
Proceeds from employee stock purchase plan	339	192
Proceeds from loan agreement borrowings	3,500	16,000

Net cash (used in) provided by financing activities	(2,798)	614

Net (decrease) increase in cash and cash equivalents	(1,867)	210
Cash and cash equivalents at beginning of period	17,417	36,898

Cash and cash equivalents at end of period	$15,550	$37,108

Supplemental disclosure of cash flow information
Cash paid for interest	$387	$73
Cash paid for taxes	34	102
Supplemental disclosure of non-cash investing and financing activities
Accounts payable and accrued liabilities related to property and equipment purchases	329	144
Issuance of common stock for vested restricted stock units	1,849	132
Equity investment earned in the period	—	150
Accrued interest for final payment on debt financings	267	—

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

NOTE 4 — BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$6,806	$6,344
Work-in-process	681	324
Finished goods	8,965	9,856

	$16,452	$16,524

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

June 30, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($6,451)	$14,869
Product technology	7 - 9 years	25,170	(5,842)	19,328
Future royalties contract	10 years	3,890	(292)	3,598

		50,380	(12,585)	37,795
Intangible assets amortized to operating expenses:
Trade Names	6 -10 years	5,080	(1,528)	3,552
Customer relationships	4 -12 years	6,710	(2,170)	4,540

		11,790	(3,698)	8,092

Total intangible assets		$62,170	($16,283)	$45,887

December 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($5,441)	$15,879
Product technology	7 - 9 years	25,170	(4,295)	20,875
Future royalties contract	10 years	3,890	(97)	3,793

		50,380	(9,833)	40,547
Intangible assets amortized to operating expenses:
Trade name	6 -10 years	5,080	(1,224)	3,856
Customer relationships	4 -12 years	6,710	(1,761)	4,949

		11,790	(2,985)	8,805

Total intangible assets		$62,170	($12,818)	$49,352

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

Goodwill

The changes in the carrying amount of goodwill are as follows:

	June 30,	December 31,
	2012	2011
Balance at beginning of period	$96,620	$49,481
Addition from acquisition	—	47,139

Balance at end of period	$96,620	$96,620

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

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2012	2011
Payroll and related expenses	$6,096	$6,002
Accrued claims and settlements	3,089	3,058
Standard warranty	1,619	1,647
Professional fees	557	773
Other	5,104	4,646

	$16,465	$16,126

Fair Value of Financial Instruments

Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. A fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly at the measurement date and for the duration of the instruments anticipated life.

•

Level 3 - Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets and liabilities and which reflect the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense:
Employee stock-based compensation expense	$189	$371	$370	$774
Employee stock purchase plan	95	389	167	85
Restricted and market -based stock units	925	52	1,812	622

Total stock-based compensation expense	$1,209	$812	$2,349	$1,481

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Cost of revenue	$127	$95	$239	$164
Sales and marketing	259	193	466	419
Research and development	197	95	359	142
General and administrative	626	429	1,285	756

Total stock-based compensation expense	$1,209	$812	$2,349	$1,481

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

NOTE 9 — SUBSEQUENT EVENT

On July 26, 2012, the Company signed a commitment letter with Silicon Valley Bank for a $10 million subordinated debt facility (the “Subordinated Debt Facility”). This Subordinated Debt Facility would be in addition to the Company’s existing Loan Agreement with the Lender described in Note 6. Outstanding loans under the Subordinated Debt Facility would bear interest at a 7% fixed rate and the principal amount would be due and payable over a 24-month period following an 8-month interest only period that begins on the first calendar day following the advance of the loan. In connection with signing the commitment letter with the Lender, the Company issued a warrant to the Lender on July 26, 2012 for the purchase of 307,692 shares of common stock with an exercise price of $3.25, subject to certain adjustments as provided in the warrant agreement with the Lender. The Subordinated Debt Facility would not contain any financial covenants and any loans under this Subordinated Debt Facility would not count towards the covenants contained in the existing Loan Agreement discussed in Note 6. The Company expects to execute the loan documents for the Subordinated Debt Facility in August 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: August 7, 2012	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2012	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10Q/A

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Exhibit was previously filed with the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 1, 2012.