Form 10-Q
period 2012-09-30
SOLTA MEDICAL INC
filed 2012-11-01
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 68,553,374 shares of the registrant’s common stock were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$38,547	$17,417
Accounts receivable	16,665	13,282
Inventories	16,446	16,524
Prepaid expenses and other current assets	7,856	8,626

Total current assets	79,514	55,849

Property and equipment, net	6,353	6,818
Purchased intangible assets, net	44,158	49,352
Goodwill	96,620	96,620
Other assets	684	659

Total assets	$227,329	$209,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$6,134	$5,767
Accrued liabilities	15,829	16,126
Current portion of contingent consideration liability	22,300	—
Current portion of deferred revenue	3,965	4,521
Short-term borrowings	7,054	7,441
Customer deposits	849	610

Total current liabilities	56,131	34,465
Deferred revenue, net of current portion	557	824
Term loan, net of current portion	20,698	16,959
Non-current tax liabilities	3,010	2,975
Contingent consideration liability	38,100	27,800
Other liabilities	107	92

Total liabilities	118,603	83,115

Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 68,543,122 and 61,130,740 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	69	61
Additional paid-in capital	219,063	198,565
Accumulated deficit	(110,406)	(72,443)

Total stockholders’ equity	108,726	126,183

Total liabilities and stockholders’ equity	$227,329	$209,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue	$35,028	$27,411	$104,744	$82,816
Cost of revenue	13,813	9,519	39,738	28,300

Gross margin	21,215	17,892	65,006	54,516

Operating expenses
Sales and marketing	12,403	10,784	40,022	34,517
Research and development	4,849	3,665	15,167	10,878
General and administrative	4,557	4,669	13,832	12,003
Remeasurement of contingent consideration liability	1,900	(394)	32,600	(878)

Total operating expenses	23,709	18,724	101,621	56,520

Loss from operations	(2,494)	(832)	(36,615)	(2,004)
Interest income	3	19	8	52
Interest expense	(377)	(16)	(1,078)	(90)
Other income and expense, net	46	(306)	(101)	(188)

Loss before income taxes	(2,822)	(1,135)	(37,786)	(2,230)
Income tax provision	56	10	177	146

Net loss	$(2,878)	$(1,145)	$(37,963)	$(2,376)

Net loss per share:
Basic and diluted	$(0.04)	$(0.02)	$(0.60)	$(0.04)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	65,947,361	60,785,015	63,017,220	60,443,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(37,963)	$(2,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,012	5,582
Loss on disposal of property, plant and equipment	33	61
Stock-based compensation	3,553	2,281
Contingent consideration fair value adjustment	32,600	(878)
Tax expense from stock options exercises	2	—
Loan warrant discount amortization	104	—
Provision for doubtful accounts	520	(57)
Write-down of excess and obsolete inventory	591	(43)
Change in assets and liabilities:
Accounts receivable	(3,903)	(2,502)
Inventories	(845)	(4,519)
Prepaid expenses and other current assets	770	(124)
Other assets	(25)	(188)
Accounts payable	450	(755)
Accrued and other liabilities	(189)	(602)
Deferred revenue	(823)	1,139
Customer deposits	239	125
Deferred rent	(77)	(14)

Net cash provided by (used in) operating activities	3,049	(2,870)

Cash flows from investing activities
Acquisition of property and equipment	(2,115)	(1,168)

Net cash used in investing activities	(2,115)	(1,168)

Cash flows from financing activities
Repayment of loan agreements	(9,555)	(25,137)
Cash settlement of vested restricted stock units	(469)	—
Proceeds from equity financing	16,279	—
Payment of equity financing issuance costs	(171)	—
Proceeds from exercise of stock options	273	1,249
Proceeds from employee stock purchase plan	339	192
Proceeds from loan agreement borrowings	13,500	24,000

Net cash provided by financing activities	20,196	304

Net increase (decrease) in cash and cash equivalents	21,130	(3,734)
Cash and cash equivalents at beginning of period	17,417	36,898

Cash and cash equivalents at end of period	$38,547	$33,164

Supplemental disclosure of cash flow information
Cash paid for interest	$576	$87
Cash paid for taxes	51	108

Accounts payable and accrued liabilities related to property and equipment purchases	126	102
Issuance of common stock for vested restricted stock units	1,860	132
Issuance of warrants in connection with debt financing	700	—
Equity investment earned in the period	—	150
Accrued interest for final payment on debt financings	399	—

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future year.

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

Reclassifications

To maintain comparability among the periods presented, the Company reclassified certain prior period amounts to a separate line item that was not included in the prior period presentation. The Company made the following reclassifications to conform with the current period presentation:

•

Within the Consolidated Statement of Operations for the three and nine months ended September 30, 2011, the Company reclassed amounts that were recorded within general and administrative to remeasurement of contingent consideration liability. The reclassification had no impact on the total loss before income taxes in the periods presented; and

•

Within the operating activities section of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, the Company reclassed amounts that were recorded within accrued and other liabilities to contingent consideration fair value adjustment. The reclassification had no impact to the total net cash used by operating activities in the period presented.

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

The following table summarizes net revenue by product:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Systems	$16,164	$11,103	$47,940	$30,822
Tips and other consumables	16,900	14,859	51,845	47,468

Net revenue from products	33,064	25,962	99,785	78,290
Services and other	1,964	1,449	4,959	4,526

Total net revenue	$35,028	$27,411	$104,744	$82,816

The following table summarizes net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America	$15,220	$11,951	$51,554	$36,218
Asia Pacific	14,560	10,199	37,426	28,327
Europe/Middle East	4,107	4,058	12,374	14,265
Rest of the world	1,141	1,203	3,390	4,006

Total net revenue	$35,028	$27,411	$104,744	$82,816

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Historical net loss per share:
Numerator:
Net loss	$(2,878)	$(1,145)	$(37,963)	$(2,376)

Denominator:
Weighted-average common shares outstanding used in calculating basic and diluted net loss per share	65,947,361	60,785,015	63,017,220	60,443,429

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.60)	$(0.04)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options to purchase common stock	5,495,218	5,877,576	5,495,218	5,877,576
Common stock warrants	4,587,644	4,279,952	4,587,644	4,279,952
Restricted stock units	2,738,971	1,672,330	2,738,971	1,672,330
Common stock issuable under Employee Stock Purchase Plan	146,335	96,243	146,335	96,243

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

As of September 30, 2012, the fair value of this contingent consideration liability has been increased to $60,400 to reflect the updated fair value estimate of the liability and accordingly a $1,900 and $32,600 charge was recognized as an expense in our condensed consolidated statement of operations during the three and nine months ended September 30, 2012, respectively (see note 4 regarding Level 3 unobservable inputs used at September 30, 2012 to measure the contingent consideration liability). The increase in the updated fair value of the contingent consideration is due primarily to the Company’s estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period and accretion of the liability. If the Company’s actual results differ from those estimates, the contingent consideration liability will be adjusted accordingly.

As of September 30, 2012 and December 31, 2011, $22,300 and $0, respectively, of the contingent consideration liability was classified as current, and $38,100 and $27,800, respectively, was classified as non-current.

For the three and nine months ended September 30, 2012, revenue from the sales of Liposonix products was $6,951 and $23,947, respectively. Net income associated with Liposonix products and operations cannot be determined given the integration of Liposonix operations within the Company.

Pro forma financial information (unaudited)

The unaudited financial information in the table below for the nine months ended September 30, 2011 combines the historical results of the Company for that period, with the historical results of LipoSonix as a separate entity, for the nine months ended September 30, 2011. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the LipoSonix acquisition had taken place at the beginning of the period presented.

The pro forma financial information includes the business combination accounting effect of the amortization charges from the acquired intangible assets, adjustments to certain acquired assets and liabilities and acquisition costs reflected in the Company’s and LipoSonix’s historical statements of operations for the periods prior to the acquisition, and the related tax effects.

Nine months ended
September 30, 2011
Net revenue	$83,302
Net loss	$(33,569)
Net loss per share - basic and diluted	$(0.56)

NOTE 4— BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$6,575	$6,344
Work-in-process	437	324
Finished goods	9,434	9,856

	$16,446	$16,524

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010 and Liposonix on November 1, 2011. The carrying amount and accumulated amortization expense of the acquired intangible assets at September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($6,955)	$14,365
Product technology	7 - 9 years	25,170	(6,615)	18,555
Future royalties contract	10 years	3,890	(389)	3,501

		50,380	(13,959)	36,421

Intangible assets amortized to operating expenses:
Trade Names	6 -10 years	5,080	(1,680)	3,400
Customer relationships	4 -12 years	6,710	(2,373)	4,337

		11,790	(4,053)	7,737

Total intangible assets		$62,170	($18,012)	$44,158

December 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($5,441)	$15,879
Product technology	7 - 9 years	25,170	(4,295)	20,875
Future royalties contract	10 years	3,890	(97)	3,793

		50,380	(9,833)	40,547

Intangible assets amortized to operating expenses:
Trade name	6 -10 years	5,080	(1,224)	3,856
Customer relationships	4 -12 years	6,710	(1,761)	4,949

		11,790	(2,985)	8,805

Total intangible assets		$62,170	($12,818)	$49,352

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and nine months ended September 30, 2012, the Company recorded amortization expense in the amount of $1,374 and $4,126 to cost of revenue and $355 and $1,068 to operating expenses, respectively, and during the three and nine months ended September 30, 2011, the Company recorded amortization expense in the amount of $836 and $2,507 to cost of revenue and $284 and $797 to operating expenses, respectively.

As of September 30, 2012, the total expected future amortization related to the Company’s existing intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2012	$1,375	$356	$1,731
2013	5,498	1,419	6,917
2014	5,498	1,408	6,906
2015	5,469	1,136	6,605
2016 and thereafter	18,581	3,418	21,999

	$36,421	$7,737	$44,158

The Company tests its long-lived assets for impairment if events or changes in circumstances indicate that the assets may be impaired. No impairment indicators of intangibles and long-lived assets were identified through September 30, 2012. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	September 30,	December 31,
	2012	2011
Balance at beginning of period	$96,620	$49,481
Addition from acquisition	—	47,139

Balance at end of period	$96,620	$96,620

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through September 30, 2012. There can be no assurance that future goodwill impairments will not occur.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Payroll and related expenses	$5,187	$6,002
Accrued claims and settlements	3,189	3,058
Standard warranty	1,516	1,647
Professional fees	759	773
Other	5,178	4,646

	$15,829	$16,126

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

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. On a recurring basis, the Company measures its cash equivalents at fair value. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less at the time of purchase, are classified as such at September 30, 2012 and December 31, 2011.

Carrying amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The carrying amounts of other assets and liabilities approximate their fair values based upon their nature and size.

The carrying value of the Company’s term loans under the credit facility and the subordinated debt facility approximates fair value as they bear interest based on prevailing variable market rates currently available.

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because it is valued using unobservable inputs in which the Company developed its own assumptions at September 30, 2012. At the end of each reporting period, the Company remeasures its contingent consideration liability at fair value.

The unobservable inputs at September 30, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$60,400	Discounted cash flow	Weighted average cost of capital	24.6%
			Long term discount rate	25.0%

The unobservable inputs at December 31, 2011 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2011	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$27,800	Discounted cash flow	Weighted average cost of capital	25.1%
			Long term discount rate	30.0%

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

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2011	$27,800
Change in fair value of the contingent consideration liability recorded as an expense	32,600

Fair value at September 30, 2012	$60,400

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$1,647	$1,525
Accruals for warranties issued during the period	2,872	2,013
Settlements made during the period	(3,003)	(2,223)

Balance at end of period	$1,516	$1,315

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

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$3,256	$2,805
Payments received	2,950	3,215
Revenue recognized	(3,319)	(2,981)

Balance at end of period	$2,887	$3,039

As of September 30, 2012 and December 31, 2011, $2,330 and $2,432, respectively, of the extended warranty contracts was classified as current, and $557 and $824, respectively, was classified as non-current. The Company incurred costs of $431 and $1,242 under extended warranty contracts during the three and nine months ended September 30, 2012, respectively, and costs of $301 and $995 during the three and nine months ended September 30, 2011, respectively.

NOTE 6 — LOAN AND SECURITY AGREEMENTS

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through August 29, 2012. The amendments include increasing our revolving loan facility to $8,000.

On August 29, 2012, the Company entered into a Loan and Security Agreement with the Lender for a $10,000 subordinated debt facility (the “Subordinated Debt Facility”). This Subordinated Debt Facility is in addition to the facilities available under the Loan Agreement. Borrowings under the Subordinated Debt Facility bear interest at a 7% fixed rate and are payable in equal monthly payments of principal and interest beginning on June 1, 2013 and ending on April 1, 2015, at which the final two monthly payments are due along with a final payment fee of $1,000 and expenses of Lender. All obligations under the Subordinated Debt Facility are secured by substantially all of the personal property of the Company. The Subordinated Debt Facility does not contain any financial covenants. In connection with the Company committing to enter into the Subordinated Debt Facility, the Company issued a warrant to the Lender on July 26, 2012 for the purchase of 307,692 shares of the Company’s common stock with an exercise price of $2.65 per share (see note 9).

On August 31, 2012, the Company drew down $10,000 under its Subordinated Debt Facility to fund its ongoing operations and this amount remained outstanding at September 30, 2012.

At September 30, 2012, $0 was outstanding on the revolving loan facility, $18,549 was outstanding as secured term loans under the Loan Agreement, $10,000 was outstanding on the Subordinated Debt Facility and a debit of $797 was remaining as loan warrant discount. As of September 30, 2012, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of September 30, 2012.

NOTE 7 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimated range, if possible. The Company does not believe the final disposition of these matters will have a material effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred.

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

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. Notice was sent by the claim’s administrator to potential members of the class. A fairness hearing was held on March 27, 2012 at which the Court approved the settlement subject to certain conditions, which have since been fulfilled. On May 5, 2012, the Court ordered the Plaintiffs to submit an amended settlement agreement and final approval order. Plaintiffs filed the required papers on June 15, 2012. On August 3, 2012, the Court approved the final settlement, and the claims administrator has paid out the settlement funds. The settlement did not have a material impact to the Company’s financial results.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff sought monetary damages, attorney’s fees and costs of the action. Trial commenced on September 11, 2011. On September 29, 2011 a jury reached a verdict which was in favor of the plaintiff and awarded to the plaintiff an amount of total damages that is within the Company’s insurance limits. In response to the verdict, the Company filed a motion for judgment notwithstanding the verdict and alternatively, a motion for a new trial. Those motions were denied by the court on August 2, 2012. The Company has meritorious reasons to contest the judgment and is filing an appeal to the Circuit Court of Appeals.

On May 3, 2012, the Company and Reliant Technologies, which the Company acquired in December 2008, were served with a class action complaint filed in the United States District Court for the Northern District of California alleging that Reliant Technologies caused unsolicited fax advertisements to be sent to the plaintiff in 2008, in violation of the TCPA. Plaintiff, on behalf of itself and the putative class, seeks the greater of actual damages or statutory damages in the amount of $500 per violation, treble damages for any willful violations, and injunctive relief. The parties have exchanged initial disclosures and discovery has recently commenced. The Company is unable to reasonably estimate a range of loss at this time and intends to vigorously defend this action.

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

NOTE 8 — STOCKHOLDER’S EQUITY

On August 7, 2012, the Company sold an aggregate of 6,555,000 newly issued shares of its common stock in a firmly underwritten public offering. The net proceeds, after deducting offering expenses, were approximately $16,108.

NOTE 9 — STOCK-BASED COMPENSATION

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

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense:
Employee stock-based compensation expense	$184	$306	$554	$1,080
Employee stock purchase plan	84	54	251	140
Restricted and market -based stock units	936	440	2,748	1,061

Total stock-based compensation expense	$1,204	$800	$3,553	$2,281

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Cost of revenue	$127	$105	$366	$269
Sales and marketing	249	192	715	611
Research and development	212	87	571	229
General and administrative	616	416	1,901	1,172

Total stock-based compensation expense	$1,204	$800	$3,553	$2,281

During the nine months ended September 30, 2012, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 977,054 shares of restricted stock units and 699,000 shares of market-based stock units to certain employees. The fair value of the restricted stock awards of $2,887 was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market-based stock units at the issuance date of $2,528 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 76.38% and 29.57%, correlation coefficients of 1.0 and 0.3561, risk-free interest rate of 1.34%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

In connection with the Company committing to enter into the Subordinated Debt Facility (see note 6), the Company issued a warrant to the Lender on July 26, 2012 for the purchase of 307,692 shares of the Company’s common stock with an exercise price of $2.65 per share. The warrant is exercisable immediately after issuance and expires in 10 years. The fair value of the warrants of $700 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 55.63%, risk free interest rate of 1.45% and a contractual life of ten years. The Company recorded the fair value of $700 to loan warrant discount as a contra liability offsetting the respective subordinated debt amount on the Balance Sheet. The Company amortized $60 and $104 from this and a previously recorded loan warrant discount to interest expense in the statement of operations during the three and nine months ended September 30, 2012, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7”Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 14, 2012.

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of issues, including skin resurfacing and skin rejuvenation, body tightening and body contouring, and acne reduction. Our products are patented and generally require Food and Drug Administration (“FDA”) clearance in the United States and CE Mark approval in Europe prior to marketing. The product technologies we use include radio frequency (“RF”) energy, to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin; lasers for skin resurfacing and the treatment of actinic keratosis; intense pulsed light (“IPL”) for the treatment of mild to moderate acne and other dermatologic conditions; and high-intensity ultrasound for the destruction of subcutaneous adipose tissue for the purpose of waist circumference reduction.

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

As of September 30, 2012, we had a global installed base of over 8,900 systems.

Net revenue for the nine months ended September 30, 2012 increased 27% or $21.9 million, to $104.7 million, from $82.8 million in the same period in 2011, due primarily to the sale of Liposonix products (Liposonix was acquired in November 2011) and, to a lesser extent, the sale of Clear + Brilliant products (Clear + Brilliant launched in April 2011). Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the nine months ended September 30, 2012 and 2011, we derived 49% and 57% respectively, of our revenue from treatment tips and consumable sales, and 46% and 37% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development and shipping.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the nine months ended September 30, 2012 and 2011, we derived 49% and 44%, respectively, of our revenue from sales of our products and services within North America, and 51% and 56%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
North America	43%	44%	49%	44%
Asia Pacific	42%	37%	36%	34%
Europe/Middle East	12%	15%	12%	17%
Rest of the world	3%	4%	3%	5%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $35.0 million for the three months ended September 30, 2012, an increase of $7.6 million, or 28%, compared to $27.4 million for the three months ended September 30, 2011. The increase in revenue was due to an increase in new system sales including contributions from the sale of the new Liposonix products that launched in December 2011 and, to a lesser extent, from the Clear + Brilliant products that launched in April 2011, an increase in Fraxel Dual system sales, and an increase in royalty revenue received from a settlement agreement in September 2012. The increase was partially offset by a decline in system upgrades and handpiece sales. System sales for the three months ended September 30, 2012 were $16.2 million, an increase of $5.1 million, or 46%, compared to $11.1 million for the same period of 2011. Sale of treatment tips and other consumables increased by $2.0 million, or 14%, to $16.9 million for the three months ended September 30, 2012 from $14.9 million for the same period of 2011. This increase was driven primarily from the sale of Liposonix and Clear + Brilliant tips and other consumables.

Net Revenue increased $21.9 million, or 27%, to $104.7 million for the nine months ended September 30, 2012 from $82.8 million for the same period of 2011. This increase was primarily due to an increase in new system sales including contributions from the sale of Liposonix products and, to a lesser extent, from the Clear + Brilliant products which launched in April 2011, partially offset by a decrease in existing system sales and a decline in system upgrades and handpiece sales. System sales increased $17.1 million or 56%, to $47.9 million for the nine months ended September 30, 2012 from $30.8 million for the same period of 2011. Sale of treatment tips and other consumables increased by $4.4 million or 9%, to $51.8 million for the nine months ended September 30, 2012 from $47.5 million for the same period of 2011. This increase was driven primarily from the sale of Liposonix and Clear + Brilliant tips and other consumables.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 61% of revenue for the three months ended September 30, 2012, compared with 65% of revenue for the same period in 2011. The decrease in gross margin as a percent of revenue for the third quarter in 2012 when compared to the prior year period was primarily due to an increase of amortization expense from intangibles acquired in the Liposonix acquisition, a lower mix of tips sales, higher product excess and obsolescence costs, and increased expenses related to higher manufacturing scrap material, partially offset by a higher mix of high-margin system sales.

Gross margin was 62% of revenue in the first nine months of 2012, compared with 66% of revenue in the first nine months of 2011. The decrease in gross margin as a percent of revenue for the first nine months of 2012 when compared to the prior year period was primarily due to an increase to amortization expense from intangibles acquired in the Liposonix acquisition, a lower mix of tips sales, higher warranty expense due to an increase in our warranty base for Clear + Brilliant and Liposonix products, and increased expenses related to higher manufacturing scrap material, partially offset by a higher mix of high-margin system sales.

Sales and Marketing. Sales and marketing expenses consists primarily of personnel costs and costs related to customer-attended workshops and trade shows and advertising, as well as marketing and customer service expenses. Sales and marketing expenses for the three months ended September 30, 2012 was $12.4 million, an increase of $1.6 million, or 15%, compared to $10.8 million for the same period of 2011. The increase was primarily attributable to an increase in headcount, resulting in higher employee payroll and related travel and entertainment expenses of $0.2 million, an increase of $0.8 million in discretionary marketing expenses, an increase of $0.2 million in professional outside services, an increase of $0.3 million in depreciation and allocated information technology and facility expenses, and an increase of $0.1 million in amortization of intangibles acquired in the Liposonix acquisition.

Sales and marketing expenses increased $5.5 million, or 16%, to $40.0 million in the first nine months of 2012 from $34.5 million for the same period of 2011. The increase in the first nine months of 2012 was primarily attributable to an increase of $2.2 million in employee payroll, commissions and related travel and entertainment expenses, which was mainly due to increased head count resulting from sales and marketing personnel acquired in our LipoSonix acquisition and international expansion, an increase of $1.6 million in advertising and marketing program expenses, an increase of $1.0 million in professional outside services, an increase of $0.5 million in depreciation and allocated information technology and facility expenses, and an increase of $0.2 million in amortization of intangibles acquired in the Liposonix acquisition.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended September 30, 2012 was $4.8 million, an increase of $1.2 million, or 32%, compared to $3.7 million for the same period in 2011. The increase was mainly due to an increase in headcount, resulting in higher employee payroll and related expenses of $1.2 million. The increase in headcount was primarily due to the addition of research and development personnel in connection with our Liposonix acquisition. There was also an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.1 million in clinical studies and other research and development projects.

Research and development expenses increased $4.3 million, or 39%, to $15.2 million in the first nine months of 2012 from $10.9 million for the same period in 2011. Compared to the first nine months of 2011, employee payroll and related expenses increased by $4.3 million, which was mainly due to increased headcount resulting from research and development personnel acquired in our Liposonix acquisition. In addition, there was an increase of $0.3 million in clinical studies and other research and development projects, an increase of $0.1 million in amortization of intangibles acquired in the Liposonix acquisition, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.5 million in professional outside services.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended September 30, 2012 were $4.6 million, a decrease of $0.1 million, or 2%, compared with $4.7 million for the same period in 2011. The decrease from the prior year was due to a $1.1 million decrease in acquisition related expenses due to the acquisition of Liposonix in 2011, and a decrease of $0.1 million in depreciation and allocated information technology and facility expenses. These decreases were partially offset by an increase of $0.5 million in accounting and legal services, an increase of $0.4 million in employee payroll and related expenses resulting from higher stock-based compensation charges during the third quarter of 2012, an increase of $0.1 million in bad debt expense, and an increase of $0.1 million in product liability claims.

General and administrative expenses in the first nine months of 2012 was $13.8 million, an increase of $1.8 million, or 15%, compared with $12.0 million in the first nine months of 2011. The increase from the prior year period was due to an increase of $1.4 million in employee payroll and related expenses resulting from higher stock-based compensation charges during the first nine months of 2012, an increase of $1.1 million in professional outside services, primarily accounting and legal services, and an increase of $0.6 million in bad debt expense, partially offset by a decrease of $1.1 in acquisition related expense due to the acquisition of Liposonix in 2011 and a decrease of $0.2 million in product liability claims.

Remeasurement of contingent consideration liability. Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the three and nine months ended September 30, 2012, the contingent consideration fair value adjustment was $1.9 million and $32.6 million, respectively, associated with the acquisition of Liposonix, and for the three and nine months ended September 30, 2011, the fair value adjustment resulted in a credit of $0.4 million and $0.9 million, respectively, due to the reversal of the contingent consideration associated with the acquisition of CLRS. The increases to the contingent consideration liability recorded in the three and nine months ended September 30, 2012 are due primarily to our estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period. The acquisition of Liposonix closed in the fourth quarter of 2011 and the CLRS closed in the fourth quarter of 2010.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income decreased $16,000, or 84%, to $3,000 for the three months ended September 30, 2012, from $19,000 for the same period in 2011, and decreased $44,000, or 85%, to $8,000 for the nine months ended September 30, 2012 from $52,000 for the same period in 2011. The decrease is primarily due to lower average cash and cash equivalent balances in the first nine months of 2012 when compared to the comparable period of the prior year.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $361,000 to $377,000 for three month period ended September 30, 2012, from $16,000 for the same period in 2011, and increased by $980,000 to $1,078,000 for the nine months ended September 30, 2012 from $90,000 for the same period in 2011. The increase is primarily a result of the additional term loans entered into during the fourth quarter of 2011 in connection with the Liposonix acquisition and borrowings under the new subordinated debt facility we entered into in August 2012.

Other Income and Expense, net. Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses. Net other income and expense was net income of $46,000 and a net expense of $306,000 in the three month period ended September 30, 2012 and 2011, respectively, and net expense of $101,000 and $188,000 in the nine months ended September 30, 2012 and 2011, respectively. The net expense increase during 2012 when compared to the prior year is primarily due to less foreign exchange gains resulting from currency fluctuations compared to the first nine months of 2011.

Income Tax Provision. There was an income tax provision of $56,000 and $10,000 for the three month period ended September 30, 2012 and 2011, respectively, and $177,000 and $146,000 for the nine months ended September 30, 2012 and 2011, respectively. The provisions for income taxes for the periods ended September 30, 2012 and 2011, primarily represents taxes in foreign and state jurisdictions.

Stock-Based Compensation

For the three and nine months ended September 30, 2012 and 2011 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenue	$127	$105	$366	$269
Sales and marketing	249	192	715	611
Research and development	212	87	571	229
General and administrative	616	416	1,901	1,172

Total stock-based compensation expense	$1,204	$800	$3,553	$2,281

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

The non-GAAP financial measures presented are non-GAAP gross margin, non-GAAP gross margin as a percentage of sales, non-GAAP operating income, non-GAAP adjusted EBITDA, non-GAAP net income and non-GAAP net income per share. These non-GAAP financial measures, as defined by us, are adjusted to exclude one or more of the following items: in process research and development, amortization of acquired intangibles and other non-cash acquisition-related charges, severance expense, acquisition-related expenses, loss on investments and stock-based compensation expense.

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

•

Non-GAAP Adjusted EBITDA enables investors to assess our compliance with financial covenants under its debt instruments. Our credit facility loans have financial covenants that use non-GAAP adjusted EBITDA as part of the measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
GAAP Gross margin	$21,215	$17,892	$65,006	$54,516

GAAP gross margin as % of sales	61%	65%	62%	66%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$21,215	$17,892	$65,006	$54,516
Amortization and other non-cash acquisition related charges (1)	1,374	844	4,407	2,533
Stock-based compensation (4)	127	105	366	269

Non-GAAP gross margin	$22,716	$18,841	$69,779	$57,318

Non-GAAP gross margin as % of sales	65%	69%	67%	69%

GAAP loss from operations	($2,494)	($832)	($36,615)	($2,004)
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges (1)	1,729	1,128	5,475	3,330
Remeasurement of contingent consideration liability (6)	1,900	(394)	32,600	(878)
Acquisition-related expenses (3)	16	1,115	167	1,235
Severance expenses (credits) (2)	(18)	—	1	—
Stock-based compensation (4)	1,204	800	3,553	2,281

Non-GAAP income from operations	$2,337	$1,817	$5,181	$3,964
Depreciation expenses (5)	943	733	2,818	2,278

Non-GAAP Adjusted EBITDA	$3,280	$2,550	$7,999	$6,242

GAAP net loss	($2,878)	($1,145)	($37,963)	($2,376)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	1,729	1,128	5,475	3,330
Remeasurement of contingent consideration liability (6)	1,900	(394)	32,600	(878)
Acquisition-related expenses (3)	16	1,115	167	1,235
Severance expenses (credits) (2)	(18)	—	1	—
Stock-based compensation (4)	1,204	800	3,553	2,281

Non-GAAP net income	$1,953	$1,504	$3,833	$3,592

GAAP basic net loss per share	($0.04)	($0.02)	($0.60)	($0.04)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges	$0.03	$0.02	$0.09	$0.06
Remeasurement of contingent consideration liability	$0.02	($0.01)	$0.51	(0.02)
Acquisition-related expenses	$0.00	$0.02	$0.00	$0.02
Severance expenses (credits)	$0.00	$0.00	$0.00	$0.00
Stock-based compensation	$0.02	$0.01	$0.06	$0.04

Non-GAAP basic net income per share	$0.03	$0.02	$0.06	$0.06

Non-GAAP diluted net income per share	$0.03	$0.02	$0.06	$0.06

GAAP weighted average shares outstanding used in calculating basic net loss per share	65,947,361	60,785,015	63,017,220	60,443,429

GAAP weighted average shares outstanding used in calculating diluted net loss per share	65,947,361	60,785,015	63,017,220	60,443,429
Adjustments for dilutive potential common stock	5,636,830	2,389,684	5,258,069	3,669,537

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	71,584,191	63,174,699	68,275,289	64,112,966

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(2)	Severance expenses (credits) include acquisition related severance expenses (credits) and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related expenses include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.
(6)	Remeasurement of contingent consideration liability is a non-cash charge relating to the fair value adjustment, at the end of the reporting period, of the contingent consideration liability associated with certain acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Liquidity and Capital Resources

On September 30, 2012, we had working capital of $23.4 million, which included $38.5 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to be required to make substantial future cash payments in respect of that transaction.

We entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through August 29, 2012. The amendments include increasing our revolving loan facility to $8 million.

On August 7, 2012, we sold an aggregate of 6,555,000 newly issued shares of our common stock in a firmly underwritten public offering. The sale of the securities resulted in net proceeds, after deducting offering expenses, of approximately $16.1 million.

On August 29, 2012, we entered into a Loan and Security Agreement with the Lender for a $10 million subordinated debt facility (the “Subordinated Debt Facility”). This Subordinated Debt Facility is in addition to the facilities available under the Loan Agreement. Borrowings under the Subordinated Debt Facility bear interest at a 7% fixed rate and is payable in equal monthly payments of principal and interest beginning on June 1, 2013 and ending on April 1, 2015, when the final two payments are due along with a final payment fee of $1 million and expenses of Lender. All obligations under the Subordinated Debt Facility are secured by substantially all of our personal property. The Subordinated Debt Facility does not contain any financial covenants. In connection with us committing to enter into the Subordinated Debt Facility, the Company issued a warrant to the Lender on July 26, 2012 for the purchase of 307,692 shares of the Company’s common stock with an exercise price of $2.65 per share.

On August 31, 2012, we drew down $10 million under the Subordinated Debt Facility to fund our ongoing operations and this amount remained outstanding at September 30, 2012.

At September 30, 2012, $0 was outstanding on the revolving loan facility and $28.5 million was outstanding as secured term loans under the credit facility and the Subordinated Debt Facility. As of September 30, 2012, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of September 30, 2012.

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

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing revolving loan facility will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In addition, we achieved higher sales of the Liposonix products in the three and nine months ended September 30, 2012 than we had anticipated, and as a result, the fair value of our expected 2013 contingent payment obligation to Medicis is approximately $22.3 million. If sales of Liposonix products are higher than expected for the remainder of 2012 and during the remainder of the seven-year earn-out period, our contingent payment obligation to Medicis and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash provided by (Used in) Operating Activities. Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2012, compared to $2.9 million used in the nine months ended September 30, 2011. During the first nine months of 2012, cash was provided by a $0.8 million decrease in prepaid and other current assets, a $0.5 million increase in accounts payable, a $0.2 million increase in customer deposits, and $7.5 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by an increase of $3.9 million in accounts receivable, a $0.8 million increase in inventory attributable to the ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.8 million decrease in deferred revenue, and a $0.2 million decrease in accrued liabilities. During the first nine months of 2011, cash was used for a $4.5 million increase in inventory, a $2.5 million in increase in accounts receivable, a $0.6 million decrease in accrued liabilities, and a $0.8 million decrease in accounts payable. These were partially offset by $4.6 million in net cash provided from net loss after adjusting for non-cash items and an increase in deferred revenue of $1.1 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.1 million for the first nine months of 2012 compared with $1.2 million cash used in investing activities during the same period in 2011. During the first nine months of 2012 and 2011, net cash of $2.1 million and $1.2 million, respectively, was used for payments to acquire property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $20.2 million for the first nine months of 2012 compared with $0.3 million of net cash provided by financing activities in the same period in 2011. During the first nine months of 2012, we completed a public offering of our common stock which resulted in net proceeds of $16.1 million in cash. We also drew down $10 million on our subordinated debt facility and received $0.6 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan. These were offset partially by net payments of $6.1 million on our term and revolving loans and $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. During the first nine months of 2011, we received $1.4 million in proceeds from exercise of stock options and the employee stock purchase plan, and made net payments of $1.1 million on our term loans.

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

We incurred a loss of $1.3 million and $38.0 million for the year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Our agreement with Medicis requires us to make potentially significant future cash payments to Medicis over the next seven years, based on certain operating results of Liposonix. During the nine months ended September 30, 2012, we substantially increased our estimate of the future cash payments due to Medicis. Any of the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Liposonix, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

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

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed our annual review of goodwill as of December 31, 2011 and we determined that an impairment charge was not required. If we have indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $96.6 million as of September 30, 2012, and there can be no assurance that future goodwill impairments will not occur.

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

We substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to make substantial future cash payments in respect of that transaction. During the nine months ended September 30, 2012, we substantially increased our estimate of the future cash payments due to Medicis. In addition, we borrowed $10 million under a new subordinated debt facility in August 2012 and must commence the repayment of this facility and related fees over a period from June 1, 2013 to April 1, 2015. Further, if we fail to achieve sustained profitability and positive cash flow or if unanticipated expenses or other uses of cash arise, our liquidity needs may exceed our cash and cash equivalents and available credit facilities and Subordinated Debt Facility we entered into in August 2012. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing such as the sale of our common stock in the public offering that we completed in August 2012. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may not be able to obtain such debt with favorable terms, and we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available with favorable terms, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc. against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. Plaintiffs have appealed. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material effect on our financial results, we may have to devote certain personnel and resources to resolve this litigation.

From time to time we are a party to lawsuits, which often require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

From time to time, including at the present time, we are a party to litigation with respect to the conduct of our business, including the conduct of business by companies we have acquired. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant monetary damages or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.

Intellectual property rights may not provide adequate protection for our products, which may permit third parties to compete against us more effectively.

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2012, we had 122 issued U.S. patents, 82 pending U.S. patent applications, 88 issued foreign patents and 148 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

As of September 30, 2012, we had 68,543,122 shares of our common stock outstanding. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders, some holding more than 5% of our common stock, collectively control approximately 39% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Amendment to Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated August 21, 2012	8-K	001-33123	10.1	August 27, 2012

10.2	Loan and Security Agreement dated as of August 29, 2012 by and between Solta Medical, Inc. and Silicon Valley Bank	8-K	001-33123	10.1	September 4, 2012

10.3	Eighth Amendment to Loan and Security Agreement dated as of August 29, 2012 by and between Solta Medical, Inc. and Silicon Valley Bank	8-K	001-33123	10.2	September 4, 2012

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: November 1, 2012	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Amendment to Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated August 21, 2012	8-K	001-33123	10.1	August 27, 2012

10.2	Loan and Security Agreement dated as of August 29, 2012 by and between Solta Medical, Inc. and Silicon Valley Bank	8-K	001-33123	10.1	September 4, 2012

10.3	Eighth Amendment to Loan and Security Agreement dated as of August 29, 2012 by and between Solta Medical, Inc. and Silicon Valley Bank	8-K	001-33123	10.2	September 4, 2012

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.