Form 10-K
period 2012-12-31
SOLTA MEDICAL INC
filed 2013-03-06
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2012 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Market on that date, was approximately $174.2 million. For purposes of this disclosure, shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of registrant’s common stock issued and outstanding as of February 28, 2013 was 69,494,827.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K includes forward-looking statements, including statements about our introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties.

As used in this Annual Report, the terms “Solta Medical,” “Solta,” “Company,” “registrant,” “we,” “us,” and “our” mean Solta Medical, Inc. and its subsidiaries unless the context indicates otherwise including those contained in “Risk Factors” below.

Item 1.	Business

Overview

We design, develop, manufacture and market energy-based medical device systems for aesthetic applications. We were incorporated in California on January 11, 1996 as Thermage, Inc. and reincorporated in Delaware on September 10, 2001. The Company commercially launched its first products in October 2002. Our systems are cleared by the U.S. Food and Drug Administration (“FDA”) for dermatological procedures performed in the physician led, professional assist, and personal care markets for the following applications.

•

Skin Resurfacing and Skin Rejuvenation.    The Fraxel re:pair® system is intended for use in dermatological procedures requiring ablation, coagulation and resurfacing of soft tissue as well as for rhytides, pigmentation and dyschromia. The Fraxel® 1550, Fraxel 1927, and Fraxel DUAL 1550/1927 systems offer treatments for skin conditions such as fine lines and pigmentation. In addition, the Fraxel 1550 system offers treatments for acne and surgical scars, deeper lines and wrinkles while the Fraxel 1927 system is cleared for the treatment of actinic keratoses. The Clear + Brilliant™ system is a new approach to skin laser enhancement that offers a more superficial, less aggressive treatment to improve skin texture and help prevent the signs of aging skin.

•

Skin Tightening and Body Contouring.    The Thermage CPT® system provides non-invasive treatment options using radiofrequency (“RF”) energy for skin tightening. The Liposonix® system utilizes high-intensity focused ultrasound (“HIFU”) in a non-invasive standalone treatment that permanently destroys unwanted fat cells resulting in waist circumference reduction. The VASER Lipo System, VASER Smooth, VASER Shape, PowerX, TouchView, and Origins product lines are a comprehensive collection of surgical and non-surgical body shaping products, utilizing state-of-the-art ultrasound energy to selectively remove unwanted fat

•	Acne. The Isolaz® system combines vacuum with broadband light and is indicated for the treatment of inflammatory acne, comedonal acne and mild to moderate inflammatory acne in all skin types. The CLARO™ device is a consumer handheld device that utilizes intense pulsed light (“IPL”) and has FDA over-the-counter clearance for the treatment of mild-to-moderate inflammatory acne.

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

Each of our professional systems consists of one or more handpieces, a console that incorporates a graphical user interface, an energy source and electronics, and a disposable treatment tip. We market our systems and treatment tips in the United States to physician practices primarily through a direct sales force and internationally in over 100 countries through both a network of distributors and direct sales personnel. Our customers consist primarily of dermatologists and plastic surgeons and our expanded customer base includes other specialties such as general and family practitioners, gynecologists, ophthalmologists and others. As of December 31, 2012, we had a global installed base of over 9,300 systems.

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

Light and heat can also be used to treat acne, one of the most prevalent skin diseases today. Acne is a skin disease that affects the skin’s sebaceous glands. Acne Vulgaris, the most common form of acne, is caused when hair follicles in the skin become plugged, usually due to hormonal changes. The condition is most common during adolescence but can occur at any age. Hormonal changes increase oil production (sebum) which conspires with dead skin cells to plug pores The sebaceous (oil) glands continue to produce more oil in the plugged pore and the area becomes a perfect breeding ground for acne. Once the pore is plugged, a common skin bacteria, P. Acnes, begins to proliferate and produce porphyrins, which cause even more swelling. The infection then causes pimples and other permanent scars if not properly treated. The bacteria that causes acne, P. Acnes, is particularly susceptible to certain wavelengths of blue and red light. Additionally, heat can also destroy these bacteria.

The Market for Aesthetic Procedures to Treat the Skin

The American Society for Aesthetic Plastic Surgery reports that in 2011, total expenditures for aesthetic procedures in the U.S. were almost $10 billion. From 1997 to 2011 the total number of aesthetic procedures increased from approximately 1.7 million to approximately 9.2 million procedures, representing approximately a 12.8% compounded annual growth rate. Non-surgical aesthetic procedures were primarily responsible for the overall increase, rising from approximately 741 thousand to approximately 7.6 million procedures over the same period, representing approximately an 18% compounded annual growth rate. We believe there are several factors that have contributed to this historical growth of non-invasive and minimally-invasive aesthetic procedures, including:

•	Aging of the U.S. Population. The “baby boomer” demographic segment, defined by the U.S. Census as those Americans born between 1946 and 1964, represented nearly 30% of the U.S.

population in 2010. Baby boomers control approximately $2 trillion in spending power and 50% of all discretionary income. We believe that the size and wealth of this aging segment and the desire of many within it to retain a youthful appearance have driven the growth for aesthetic procedures.

•

Emergence of Non-Traditional Practitioners.    The traditional providers of aesthetic procedures include dermatologists and plastic surgeons. In 2011, there were approximately 18,550 physicians within the specialties of dermatology and plastic surgery according to the American Board of Medical Specialties. Manufacturers of aesthetic systems have placed an increasingly important focus on sales to other physician groups including family practitioners, obstetricians and gynecologists, and general surgeons. Additionally, physician directed medspas and non-medical day spas have entered the aesthetics market.

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

•

Market Shift Towards Less Invasive Procedures.    Market trends confirm that patients are moving away from invasive procedures towards minimally-invasive or non-invasive treatments. According to the American Society for Aesthetic Plastic Surgery, there was almost a 200% increase in the total number of minimally-invasive procedures such as injectable, skin resurfacing and laser procedures from 1997 – 2011. There were also more than 297,000 non-invasive tightening procedures done in 2011, a 20.3% increase from 247,000 in 2010.

•

Changing Practitioner Economics.    Managed care and government payer reimbursement restrictions in the United States, and similar payment-related constraints outside the United States, are motivating practitioners to establish or expand their elective aesthetic practices with procedures that are paid for directly by patients. We expect this trend to continue as physicians look for ways to expand their practices.

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

•

Over-the-Counter Medications.    When confronted with acne, consumers usually turn to washes and lotions to treat their acne at home. These products generally contain benzoyl peroxide or salicylic acid and can be effective for treating very mild cases of acne and occasional breakouts. Leading products in this category include ProActiv® and Clearasil®. When these treatments prove ineffective, consumers usually turn to a physician for more aggressive treatment.

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

•

Fraxel 1927 System.    The Fraxel 1927 system was launched in February 2011 in order to satisfy the demand for the 1927 nm Thulium wavelength in a standalone configuration. The 1927 nm is an effective solution for shallow skin indications such as actinic keratosis. Our targeted customer base for the 1927 system are those doctors that needed a laser to treat superficial skin indications and whose business is not appropriate for a combined Fraxel DUAL 1550/1927 system.

•

Fraxel re:pair System.    Our Fraxel re:pair system offers a fractional ablative treatment utilizing a CO2 laser. We believe our Fraxel re:pair system produces similar effectiveness to traditional bulk ablative treatments, but with less downtime and risks and greater penetration. The Fraxel re:pair system delivers fractional deep dermal ablation, or FDDA™ treatment, and fractional micro dermal ablation, or FMDA™ treatment. It treats the above conditions as well as vascular dyschromia. This system also has the capability to be used for laser surgery or bulk ablative treatments. This system has received an FDA 510(k) clearance for indications requiring ablation, coagulation and resurfacing of soft tissue. Our targeted customer base for the Fraxel re:pair system is physician practices that have significant experience in working with aesthetic lasers and are seeking effective but safer ablative procedures with less downtime than other systems currently offered in the market. Launched in May 2012, the re:pair SST system is an extension to the Fraxel re:pair system. The re:pair SST system offers an updated software platform that introduces an expanded application of a full set of ablative handpieces, including two surgical handpieces, and also includes a single-pass treatment technique for complete, single sweep treatments.

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

Clear + Brilliant™

Our Clear + Brilliant® system represents a new approach to laser skin enhancement for patients who want to take control of their aging process. The Clear + Brilliant system received FDA clearance in May 2011. The treatment is non-ablative and superficial, targeting the layers of skin most compromised by early signs of aging such as uneven pigmentation, fine lines and textural changes. The Clear + Brilliant Perméa handpeice was introduced in August 2012, and is uniquely designed to enhance the skin’s permeability as well as improve skin tone and radiance. The Clear + Brilliant system is safe for all skin types because it targets water, not other chromophores such as pigment. It is designed to help prevent the signs of aging skin, build on a patient’s good skin care regimen, and maintain results from other treatments.

Clear + Brilliant System Components

The Clear + Brilliant system uses 1440 nm and 1927 nm diode lasers. The 1440 nm wavelength is highly absorbed by water. This wavelength is responsible for the superficial nature of the treatment and combined with the energy levels and the exclusive Intelligent Optical Tracking System handpiece provide a less aggressive, more approachable laser skin rejuvenation offering. The 1927 nm wavelength creates micropores in the skin without disrupting the stratum corneum, which has been shown in clinical studies to enhance the permeability of the skin and increase the absorption of topical solutions. The Clear + Brilliant treatment is performed in a medical office setting by, or under the supervision of, trained and qualified plastic surgeons, dermatologists, and other practitioners.

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

•

Perméa Handpiece.    An additional handpiece is available for the Clear + Brilliant system. It utilizes a 1927 nm wavelength that is most often utilized to address minor skin tone issues or to increase skin permeability when used in conjunction with physician prescribed topical treatments. Just like the standard 1440 nm handpiece, the Permea handpiece features our patented Intelligent Optical Tracking System for uniform energy delivery with the built-in safety feature of a laser that only fires when the handpiece is properly moving.

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

•

Low Downtime and High Patient Satisfaction.    The Clear + Brilliant treatment is a less aggressive treatment that targets more superficial layers of the skin and results in much shorter downtime and healing time. Many patients are able to resume their normal activities the following day with no procedural downtime and very little (if any) social downtime. The effectiveness of Clear + Brilliant is signified by feedback we have received from satisfied patients of how good their skin “feels” –they are so pleased that they voluntarily promote Clear + Brilliant by word-of-mouth.

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

Liposonix®

The Liposonix system, acquired in our acquisition of Medicis Technologies Corporation (“Liposonix”) from Medicis Pharmaceutical Corporation (“Medicis”) in November 2011, utilizes HIFU technology to permanently destroy subcutaneous adipose tissue, making it a revolutionary solution for people who are close to their ideal shape, but have stubborn areas of fat that are difficult to eliminate with exercise and diet alone. A Liposonix procedure involves a single treatment, typically lasting about one hour to treat anatomical areas such as the abdomen and flanks, resulting in an average waist circumference reduction of one inch — the equivalent reduction of one pant or dress size in treated patients after 8-12 weeks.

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

VASER®

Our acquisition of Sound Surgical Technologies was completed in February 2013. Sound Surgical Technologies manufactures market leading surgical and non-invasive body shaping products featuring the VASER Lipo®, VASER® Shape, PowerX®, TouchView®, Origins™ and VASERsmooth™ product lines.

The VASER line includes a comprehensive set of products that include non-invasive, minimally-invasive, and surgical methodologies. These solutions complement and extend the offerings in our body contouring category and expand the ability to specifically customize treatments for each patient’s unique needs and goals.

VASER Lipo

VASER Lipo is an advanced body contouring procedure that selectively removes unwanted body fat. An alternative to the harsh techniques of traditional liposuction, VASER Lipo uses state-of-the-art ultrasound technology designed to gently reshape the body. What distinguishes the VASER Lipo procedure is its ability to differentiate fat from other important tissues — such as nerves, blood vessels and connective tissue. Innovative VASER technology breaks up fat while preserving these other important tissues to promote smooth results and rapid healing.

VASER Lipo System Components

•	VASER Ultrasonic Amplifier: The VASER Lipo system features the VASER Ultrasonic Amplifier that provides precise amplitude control in pulsed or continues modes with a time recorder to track activation.

•	VASER Grooved Probes & Handpieces: The VASER Grooved Probes & Handpieces facilitate precise contouring in all anatomical applications and increase efficiency for fibrous, medium and soft tissues.

•

VentX Aspiration:    The VentX system is a combined system for infiltration and aspiration during liposuction procedures. The system includes the VentX console and Precision VentX Cannulas. The system can accurately track infiltration volume using the Precision Fluid Management System, adjust speed and direction easily, and provide continuous suction throughout the area with minimal trauma to surrounding tissue.

VASER Smooth

VASER Smooth is a new body sculpting tool for the VASER Lipo System, specifically designed to emulsify superficial fatty tissue and cut through hardened fibrous septae that can result in the appearance of cellulite. The handpiece facilitates the necessary side cutting action of the probes while delivering the appropriate amount of energy to the tissue. Probes are designed to selectively break apart fatty tissue while preserving nerves and blood vessels when desired. The fragmentation edge can then be used to strategically cut designated septae responsible for irregular skin appearance.

PowerX System

PowerX is a power-assisted liposuction device that utilizes a powered handpiece that causes the attached cannula to rotate based on predetermined angle and speed settings, allowing physicians to quickly debulk large areas of fat. The unique rotational motion generated by the system and multiple user settings enable optimal control during the procedure and reduce aspiration time and physician fatigue.

PowerX System Components

•	Control Unit: The PowerX Control Unit is a compact, table-top unit with settings to control the cannula rotation speed and angle. The control unit also has a time recorder to track activation.

•	Handpiece: The lightweight handpiece facilitates precise contouring. The handpiece causes the attached cannula to rotate based on predetermined angle and speed settings.

•	Footswitch: The footswitch for the PowerX System is attached to the system to activate/deactivate the handpiece when pressed.

VASER Shape

VASER Shape is a non-invasive treatment that combines ultrasound and massage to smooth, firm and shape the body and reduce the appearance of cellulite. VASER Shape is a two-part treatment that involves both ultrasound and massage. First the ultrasound energy warms the targeted area and treats the underlying fatty tissue causing the contents of the fat cells to leak out. Then the zonal massage helps to increase local blood circulation, open lymph nodes and encourage the body to remove excess fat. Together, these two processes smooth, firm, and shape the body and reduce the appearance of cellulite.

VASER Shape System Components

•	Console: The VASER Shape console features a sleek design with a 10” color touch-screen for easy usability. There are numerous preset programs for multiple applications and treatment areas.

•

Ultrasound Handpiece:    The ultrasound handpiece is lightweight with on/off controls. It is easy to use and operate. The handpiece uses dual ultrasound transducers to deliver ultrasound frequency. The dual transducers direct a beam of ultrasound to the fat between 1 cm to 5 cm below the skin surface. The settings can be tailored to individual patient needs.

•

Zonal Lymphatic Massage Handpiece:    The Zonal Lymphatic Massage Handpiece is a vacuum that stimulates the lymphatic system to drain excess toxins and lipids for removal from the body. In addition to stimulating the lymphatic system, the handpiece increases local blood circulation.

TouchView

TouchView is a unique diagnostic imaging solution to image soft tissue layers before, during and after aesthetic treatments. The handheld probe is designed to fit between the fingers to allow imaging of subcutaneous structures to precisely image and measure fatty tissue and muscle layers. In addition, Power Doppler technology simplifies detection of blood vessels by color-coding blood flow on the ultrasound image.

TouchView Components

•

Probe:    The probe is small and lightweight, allowing for interaction with the patient. The probe fits comfortably between the physicians index and middle finders. The probe allows for imaging of subcutaneous fat that is up to 9cm below the skin. The TouchView probe works with the Terason 2000+ Ultrasound Imaging System.

•

Terason 2000+ Ultrasound System:    The Terason 2000+ Ultrasound System is a lightweight and portable laptop system. The Terason 2000+ system integrates measurement and reporting tools to allow physicians to have quick and accurate images and analysis. Data from the ultrasound system is stored, managed and can be transported easily.

Origins

Origins is a complete line of custom infiltration, re-injection and aspiration cannulas and related accessories for the traditional liposuction market.

The VASER product line provides several benefits for physicians and patients seeking to provide or receive body contouring treatments.

•

Ultrasound Cavitation:    Microbubbles in the tumescent solution where the fat cells reside are affected by the ultrasound energy, which causes their expansion followed by collapse and makes it easier to break up fatty tissue. The VASER Lipo system is uniquely designed for selective fat removal, while preserving other important tissue.

•

Wide awake in-office procedures:    Body contouring procedures utilizing the VASER technology can be done without general anesthesia and outside of a full OR setting, which decreases costs, allows for patient feedback during the procedure, and reduces patient recovery time.

•

Highly Customizable Treatments:    The VASER systems are a versatile body contouring platform that offers a wide range of solution to address patient needs. The advanced technology of the VASER Lipo System allows for smooth and predictable results for small volumes of fat for precision contouring or larger volumes for rapid debulking.

•

Reduced Physician Fatigue:    The VASER family of systems utilizes patented ultrasound technologies designed to significantly increase efficiency which maximizes fat extraction and reduce physician fatigue.

•	Fat Viability: Fat tissue that has been harvested from the body using VASER technologies has been clinically shown to be viable for fat grafting procedures or regenerative cell processing.

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

Sales and Marketing

We sell our systems to physicians in the United States primarily through a direct sales force of trained sales consultants. As of December 31, 2012, we had a U.S. direct sales force team, including area sales directors, capital specialists, area sales representatives and clinical specialists. Outside of the United States, we primarily sell our Solta systems to physicians in over 100 countries through independent distributors. In select countries such as Canada, Australia, Hong Kong, Japan, Germany, France, Spain, Portugal and the United Kingdom, we also have direct sales organizations.

United States Sales

Our strategy to increase sales in the United States is to:

•	remove obstacles for purchase, including treatment discomfort, time of treatment, efficacy and cost, and increase the variety of applications we offer

•	continue to position our procedures as attractive alternatives to other aesthetic treatments for skin tightening, skin rejuvenation, skin resurfacing, body contouring and acne.

•	work closely with our physician customers to increase product usage and enhance the marketing of Solta procedures in their practices

•	invest in consumer public relations

•	expand our sales efforts to reach physicians outside of the traditional specialties for aesthetic procedures

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

•

Diamond Rewards Program.    This customer loyalty program is available to our customers in the United States and other select direct markets around the world. The program, which was the first of its kind for our industry, allows physicians to lock in preferred pricing for treatment tips along with other preferred customer benefits to help physicians grow their practices and increase practice profitability.

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

International Sales

As of December 31, 2012, we had an international sales team including regional managing directors, regional sales representatives and clinical specialists. We support our independent distributors who market our systems in over 100 countries. We require our distributors to provide customer training, to invest in equipment and marketing, and to attend certain exhibitions and industry meetings. The percentage of our revenue from customers located outside North America was approximately 51%, 55% and 55% in 2012, 2011 and 2010, respectively.

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

As of December 31, 2012, we had a staff of 69 technical professionals focused on product development projects and the clinical, biomedical and regulatory support of these projects. We use off-site animal testing facilities and our fully equipped, on-site biomedical lab for the early development and evaluation of product concepts and for providing support to scientific and clinical studies conducted by our co-located clinic and by off-site investigators and institutions. We use transmission electron microscopy on biopsied tissue samples to corroborate that our products induce the denaturing of collagen that leads to immediate tissue tightening. We have developed histology techniques to investigate the depth of heat in tissue and the wound healing process that we believe is responsible for long-term improvement and tightening of tissue. Our staff of laser tissue interaction specialists have amassed over 50,000 histological images in the quantification of treatment parameters. We have also created three-dimensional computer models to study tissue treatment with our products. In addition, we have also formed strategic relationships with outside contractors for assistance on specialized projects, and we work closely with experts in the medical community to supplement our internal research and development resources. Research and development expenses for 2012, 2011 and 2010 were $20.5 million, $16.1 million and $16.3 million, respectively. The technology development team includes physicists and biomedical systems engineers who create the prototype devices that enable the biomedical engineering team to explore the skin science. The biomedical engineering models the tissue interactions, and creates the databases that are utilized for the design of treatment systems. The product development team consists of experienced program managers, mechanical engineers, electrical engineers and software engineers who have the responsibility for design of ergonomic, reliable products, for documentation of those products, release to manufacturing and long-term design support.

We entered into an agreement with Philips Consumer Lifestyle B.V. (“Philips”) in March 2008 to develop and commercialize a home-use, laser-based device for skin rejuvenation. Philips may terminate the agreement at any time if it chooses not to continue with commercialization of the device. Philips pays us a percentage of net sales of the device and related products.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2012, we had 122 issued U.S. patents, 85 pending U.S. patent applications, 90 issued foreign patents and 114 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. The issued U.S. patents have expiration dates between 2013 and 2029. Expiration may occur earlier under certain circumstances, such as if we do not continue to pay maintenance fees to the United States Patent and Trademark Office. Not all of our patents and patent applications are related to our current or future product lines, and some of our patents have been licensed to third parties. The pending foreign applications relate to similar underlying technological claims to the U.S. patents and/or patent applications. We intend to file for additional patents to strengthen our intellectual property rights.

Our patent applications may not result in issued patents, and we cannot assure you that any patents that are issued to us will protect our intellectual property rights. Third parties may challenge any patents issued to us as invalid, may independently develop similar or competing technology or may design around any of our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights in these foreign countries as fully as in the United States.

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

We advised Alma Lasers Ltd. and Alma Lasers, Inc (together “Alma”) as early as February 2006 that Alma’s AccentXL product infringed numerous Thermage patents. On April 26, 2007 Alma filed a lawsuit against us in the United States District Court for the District of Delaware requesting a declaratory judgment that Alma’s Accent product does not infringe our patents and that our patents are invalid.

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

On September 11, 2012, we entered into a Release and Covenant Not to Sue Agreement with BTL Industries, Inc. (“BTL”). The Company alleged that BTL had infringed upon certain patents. As a result of the Release and Covenant Not to Sue Agreement, we have granted BTL a covenant not to sue under certain of its skin tightening patents and patent applications for BTL’s manufacture and sale of its Exilis® product, and BTL agreed that the Thermage patents in question are valid and enforceable. BTL also agreed to pay us a 5% royalty on its past and future sales of Exilis products in the U.S. U.S. royalties for past sales through June 30, 2012 are approximately $1 million and as of December 31, 2012 we have received $780,000. We expect to receive the remaining amount related to past sales through June 30, 2012 by March 31, 2013. U.S. royalties for sales after June 30, 2012 are paid within sixty days of the end of each calendar quarter and as of December 31, 2012 we have received $112,000 related to sales after June 30, 2012. Additional terms of the settlement remain confidential.

In addition, we have notified certain competitors of our belief that they may be infringing or may need a license under one or more of our issued patents. These notices may result in other patent litigation in the future. Patent litigation is very expensive and could divert management’s attention from our core business. Patent litigation could also result in our patents being held invalid or narrowly construed. We have in the past and may in the future offer certain of our intellectual property rights for license to our competitors. As of December 31, 2012, we have not entered into any such licenses with our competitors other than our licenses with Syneron, Palomar and BTL. We granted Edward Knowlton, one of our founders and inventor of our original patents, an exclusive license under the original Thermage patents and related patents for certain non-cosmetic applications. We also granted Relay Technologies, Inc. an exclusive license under the Reliant intellectual property for certain non-cosmetic applications, as part of the merger transaction between Reliant and us.

Solta Medical has several registered trademarks and service marks. Our marks which include, but are not limited to, “Thermage,” “Thermage CPT,” “Thermage NXT,” “Fraxel”, “Fraxel re:pair”, “Clear + Brilliant” , “Isolaz”, “CLARO” and “Liposonix” are pending or registered trademarks in the United States and several foreign countries. As of December 31, 2012, we have 573 pending and registered trademark filings worldwide, some of which apply to multiple countries, providing coverage in 60 countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

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

Clinical Research

We are co-located with an aesthetic clinic managed by an independent medical director. The aesthetic clinic is funded and administratively managed by us. The staff of the clinic performs Thermage, Fraxel, Isolaz, Clear + Brilliant and Liposonix procedures, conducts clinical studies and assists in research into new therapies using our systems. These studies provide us with immediate feedback on treatment parameters and treatment protocols which enables us to develop and improve the safety and efficacy of our aesthetic treatment systems in support of obtaining additional regulatory clearances, applications development and photographic documentation. The clinic also offers us a hands-on observation and training center for potential physician and nurse customers or for those interested in advanced training in treatment protocols and system parameters to achieve optimal outcomes.

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

Laser devices used for aesthetic procedures, such as skin resurfacing, are also generally regulated as Class II medical devices, requiring 510(k) clearance. The FDA has granted 510(k) clearances for four Fraxel devices relating to multiple indications for use. We initially received FDA clearance to market our first generation Fraxel SR750 system for coagulation of soft tissue in November 2003 and subsequently for treatment of periorbital wrinkles (June 2004), pigmented lesions (June 2004), melasma (July 2005), skin resurfacing procedures (July 2005) and acne and surgical scars (March 2006). In March 2006, we received FDA clearance to market our Fraxel re:store system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma and skin resurfacing. We subsequently received FDA clearance for the Fraxel re:store for treatment of acne and surgical scars in January 2007 and for actinic keratoses in May 2007. In April and May 2007, we received FDA clearance to market the Fraxel re:fine system for soft tissue coagulation and for treatment of periorbital wrinkles, pigmented lesions, melasma, skin resurfacing, acne scars and surgical scars. The Fraxel re:pair system was cleared for ablation, coagulation and resurfacing of soft tissue in April 2007 and for treatment of wrinkles, pigmentation, textural irregularities and vascular dyschromia in November 2007. We received FDA clearance for two additional Fraxel re:pair handpieces in July 2008, which deliver ablative and incisional treatments for surgical applications. We received FDA clearance for the Fraxel re:store DUAL Laser System in October 2009, which offer the 1550 nm and 1927 nm wavelengths. As of January 2011 the 1927 nm laser from the DUAL System became available as a stand-alone laser product. In May 2011, the new Clear + Brilliant Laser System received FDA clearance for general skin resurfacing procedures.

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

Product Modifications

After a device receives 510(k) clearance, any product modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any decision and disagree with a manufacturer’s determination not to file a new 510(k) or PMA. If the FDA disagrees with our determination, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or premarket approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have modified aspects of our Thermage, Fraxel, Isolaz and CLARO systems and accessories since receiving regulatory clearance, and we have made additional 510(k) filings when we deem it necessary. Decisions and rationale not to file a 510(k) for device modifications are documented in accordance with FDA’s guidance documents.

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

Our clinical trials are conducted under the oversight of an IRB, as required by FDA regulations at the relevant clinical trial sites and in accordance with FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent in compliance with both FDA requirements and state and federal privacy regulations. We, the FDA or the IRB at each site at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal, or may otherwise not be sufficient to obtain clearance or approval of the product. Similarly, in Europe, clinical studies must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.

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

Employees

As of December 31, 2012, we had 371 employees and full-time equivalent consultants, with 142 in sales and marketing, 25 in technical services, 86 in manufacturing operations, 69 in research and development including clinical, regulatory and certain quality functions, 37 in general and administrative, and 12 in facilities and information technology services. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

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

We incurred a loss of $38.0 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, despite revenue growth during these two years. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

We may face problems with our acquisition of Sound Surgical Technologies

In February 2013, we completed our acquisition of Sound Surgical Technologies (“Sound Surgical”), a developer, manufacturer and marketer of surgical and non-invasive body shaping products utilizing ultrasound technology.

We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including greater revenue and market opportunities, maintaining industry leadership and consistent profitability. In addition, the demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Any of the following factors, as well as the inability to realize the long-term anticipated efficiencies and synergies of the acquisition of Sound Surgical, may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of the combined company’s ongoing business and diversion of management resources;

•	the difficulty of incorporating acquired products, technology and rights into the combined company’s products and services;

•	the inability to scale up the manufacturing of recently introduced products rapidly enough to satisfy demand;

•	unanticipated expenses related to integration of operations;

•	the possibility that we are unsuccessful in marketing the acquired products;

•	the impairment of relationships with customers as a result of any integration of new personnel;

•	potential settlement of product liability litigation and claims that exceed available insurance coverage;

•	the impairment of relationships with key suppliers and their ability to meet our demand;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.

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

As a result of the acquisition of Medicis Technologies Corporation, we may be required to make additional cash payments for attainment of certain targets. We recorded a liability for the contingent consideration payments with a fair value of $59.9 million at December 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our condensed consolidated statements of operations.

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed our annual review of goodwill as of December 31, 2012 and we determined that an impairment charge was not required. If we have indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $96.6 million as of December 31, 2012, which amount did not give effect to the additional goodwill that will be recorded in respect of the Sound Surgical acquisition. There can be no assurance that future goodwill impairments will not occur.

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

We substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to make substantial future cash payments in respect of that transaction. During the year ended December 31, 2012, we substantially increased our estimate of the future cash payments due to Medicis. In addition, we borrowed $10 million under a new subordinated debt facility in August 2012 and must commence the repayment of this facility and related fees over a period from June 1, 2013 to April 1, 2015. Further, if we fail to achieve sustained profitability and positive cash flow or if unanticipated expenses or other uses of cash arise, our liquidity needs may exceed our cash and cash equivalents and available credit facilities. In order to meet our liquidity needs, we may be required to seek additional equity and/or debt financing such as the sale of our common stock in the public offering that we completed in August 2012. Additional financing may not be available on a timely basis on terms acceptable to us, or at all, particularly in the short-term due to the current credit and equity market funding environments. The availability of financing will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may not be able to obtain such debt with favorable terms, and we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available with favorable terms, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc (“Reliant”) against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of our Board of Directors and our former Chief Technology Officer and former member of the our Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. Plaintiffs have appealed. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material effect on its financial results, we expect to devote certain personnel and resources to resolve this litigation.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2012, we had 122 issued U.S. patents, 85 pending U.S. patent applications, 90 issued foreign patents and 114 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Sales outside of North America accounted for 51%, 55% and 55% of our revenue for the years ended December 31, 2012, 2011 and 2010. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. The Patient Protection and Affordable Care Act (the “Healthcare Act”) signed into law in March 2010 enacted sweeping reforms to the U.S. healthcare industry, including mandatory health insurance, reforms to Medicare and Medicaid, the creation of large insurance purchasing groups, new taxes on medical equipment manufacturers and other significant modifications to the healthcare delivery system. Due to uncertainties regarding the ultimate features of the new federal legislation and its implementation, we cannot predict what impact the Healthcare Act may have on us, our customers or our industry. A material amount of our sales are subject to the medical device excise tax included in the Healthcare Act, which is a 2.3% tax to be levied on a significant portion of our total domestic sales of medical devices. The tax is calculated using sales price, irrespective of a company’s profitability. The excise tax provisions went into effect January 1, 2013.

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

As of December 31, 2012, we had 68.8 million shares of our common stock outstanding and in March 2013 we plan to issue approximately 9.7 million additional shares as part of the closing payment in the Sound Surgical acquisition. We may be required to issue up to 3.6 million additional shares in 2014 as contingent consideration in the Sound Surgical acquisition. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our corporate headquarters currently occupies a 88,000 square foot facility in Hayward, California, under a lease that expires on March 31, 2016, with an option to extend for an additional three years. In addition, we occupy a 25,000 square foot facility in Bothell, Washington, under a lease that expires in January 2015. Also, through acquisition we occupy a 16,000 square foot facility in Louisville, Colorado, under a lease that expires in August 2017, with an option to extend for an additional three years. Worldwide, we lease facilities that expire at various times ranging from 2013 to 2017. One of our primary international facilities is in Japan under a lease that ends in March 2016, with no renewal option and another is in Hong Kong under a lease that ends in December 2013, with an option to extend for an additional two years. We believe our facilities are adequate for our current and future needs for at least the next 12 months.

Item 3.	Legal Proceedings

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with our acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of our Board of Directors and our former Chief Technology Officer and former member of our Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. Plaintiffs have appealed. To date, the plaintiffs have not filed a complaint against the defendants in Delaware. We believe that this suit is without merit, and we intend to vigorously defend it. Although we do not expect that the final disposition of this litigation will have a material effect on its financial results, we expect to devote certain personnel and resources to resolve this litigation.

On December 4, 2009, Aesthera was served with a class action complaint filed in the United States District Court for the District of Connecticut alleging that Aesthera caused unsolicited fax advertisements to be sent to the plaintiffs in violation of the Telephone Consumer Protection Act, or TCPA, and Connecticut state law. The complaint purports to be filed on behalf of a class, and it alleges that Aesthera caused unsolicited fax advertisements to be sent from August 1, 2006 through the present. Plaintiffs seek statutory damages under the TCPA and Connecticut state law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. In May 2010, Aesthera reached an agreement in principle to settle the matter on a class-wide basis by consenting to certification of a settlement class to receive payment out of a settlement fund. On November 5, 2010, the plaintiffs filed an unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. On April 15, 2011, the Court denied plaintiffs’ motion without prejudice on the grounds that the proposed means of giving notice to the class – i.e., via fax – was not adequate. The Court directed the plaintiffs to revise their motion to provide for notice to the class via United States mail. The Court further directed that the cost of this notice should be borne by Aesthera without reduction to the amount of the settlement fund. On August 22, 2011, the plaintiffs filed a renewed unopposed motion for certification of a settlement class and for preliminary approval of the parties’ settlement. This renewed motion provides for notice to the class via United States mail. Pursuant to the Class Action Fairness Act (see 28 U.S.C. § 1715), on August 30, 2011, Aesthera gave the Attorney General of the United States and each of the state attorneys general notice of the proposed settlement. On September 29, 2011, the Court entered an Order stating that it would grant plaintiffs’ renewed motion upon submission of a revised notice to the class providing that the claim form will be a fillable PDF that will enable perspective class members to complete and submit the form electronically. On October 12, 2011, the parties jointly submitted revised long-form and summary versions of the Notice to the Class providing that the Proof of Claim will be a fillable PDF that will enable perspective class members, if they so choose, to complete and submit the form electronically without need to print it. On October 14, 2011, the Court granted Plaintiffs’ renewed Motion to Certify Class for Preliminary Approval of Class Settlement. Notice was sent by the claim’s administrator to potential members of the class. A fairness hearing was held on March 27, 2012 at which the Court approved the settlement subject to certain conditions, which have since been fulfilled. On May 5, 2012, the Court ordered the Plaintiffs to submit an amended settlement agreement and final approval order. Plaintiffs filed the required papers on June 15, 2012. On August 3, 2012, the Court approved the final settlement, and the claims administrator has paid out the settlement funds. The settlement did not have a material impact on our financial results.

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff sought monetary damages, attorney’s fees and costs of the action. Trial commenced on September 11, 2011. On September 29, 2011 a jury reached a verdict which was in favor of the plaintiff and awarded to the plaintiff an amount of total damages that is within the Company’s insurance limits. In response to the verdict, the Company filed a motion for judgment notwithstanding the verdict and alternatively, a motion for a new trial. Those motions were denied by the court on August 2, 2012. The Company had meritorious reasons to contest the judgment, and it filed an appeal to the Circuit Court of Appeals. On February 20, 2013 the parties entered into a Confidential Settlement Agreement and General Release. In light of the Settlement Agreement, the Company will dismiss its appeal.

On May 3, 2012, Solta and Reliant, which we acquired in December 2008, were served with a class action complaint filed in the United States District Court for the Northern District of California alleging that Reliant caused unsolicited fax advertisements to be sent to the plaintiff in 2008, in violation of the TCPA. Plaintiff, on behalf of itself and the putative class, seeks the greater of actual damages or statutory damages in the amount of $500 per violation, treble damages for any willful violations, and injunctive relief. The parties have exchanged initial disclosures and discovery has commenced. On January 24, 2013, the Court granted the parties’ stipulated request to continue upcoming case deadlines in light of the parties’ agreement to participate in private mediation scheduled for March 2013. We are unable to reasonably estimate a range of loss at this time and intends to vigorously defend this action.

On December 7, 2012, Richard Clement (“plaintiff”), as putative representative for the shareholders of CLRS Technology Company (“CLRS”), filed suit against us in the Superior Court of the State of California for the County of Alameda. Plaintiff alleges that we breached our October 15, 2010 merger agreement with CLRS, and in particular alleges that the Company was required, but failed, to use its best efforts to market CLARO during the earnout period. We deny these allegations. Plaintiff asserts three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code §§ 17200 et seq. We believe that the claims are without merit and intend to defend the action vigorously.

In addition, from time to time, we are involved in litigation relating to claims arising from the ordinary course of business. We routinely assesses the likelihood of judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimated range, if possible. We do not believe the final disposition of these matters will have a material effect on our financial statements and future cash flows. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Stock Exchange Listing

Our common stock trades on the Nasdaq Global Market under the symbol “SLTM”. On February 28, 2013, the closing sale price of our common stock was $2.28 per share.

Common Stockholders

As of February 28, 2013, there were approximately 126 stockholders of record of our common stock, one of whom was CEDE & Co, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is approximately 4,740.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated periods:

	High	Low
Year Ended December 31, 2011
First Quarter	$3.68	$2.60
Second Quarter	3.63	2.45
Third Quarter	2.80	1.23
Fourth Quarter	3.25	1.23
Year Ended December 31, 2012
First Quarter	$3.25	$2.34
Second Quarter	3.25	2.50
Third Quarter	3.48	2.71
Fourth Quarter	3.16	2.32

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Medical Equipment Index for the period beginning on November 10, 2006, our first day of trading after our initial public offering, and ending on December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Solta Medical, Inc, the NASDAQ Composite Index,

and the NASDAQ Medical Equipment Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

The following table presents certain financial data for each of the last five fiscal years. You should read the 2012 through 2010 financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Form 10-K.

Consolidated Statement of Operations Data

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2012	2011 (1)	2010 (2)	2009	2008 (3)
Net revenue	$144,545	$115,984	$110,932	$98,818	$56,681
Cost of revenue	55,368	42,364	41,400	40,565	15,066

Gross margin	89,177	73,620	69,532	58,253	41,615
Operating expenses
Sales and marketing	53,665	46,761	42,665	38,931	27,001
Research and development	20,549	16,124	16,324	16,246	9,502
General and administrative	18,637	17,443	14,907	14,659	13,662
Remeasurement of contingent consideration liability	32,100	322	(280)	—	—
Litigation settlement gain	—	—	(2,213)	—	—
Acquired in-process research and development	—	—	—	—	9,060

Total operating expenses	124,951	80,650	71,403	69,836	59,225

Loss from operations	(35,774)	(7,030)	(1,871)	(11,583)	(17,610)
Interest income	14	59	55	269	2,340
Interest expense	(2,014)	(209)	(190)	(294)	(15)
Other income and expense, net	(24)	(309)	208	93	(6)
Gain (loss) on investments	—	—	—	224	(1,088)

Loss before income taxes	(37,798)	(7,489)	(1,798)	(11,291)	(16,379)
Income tax (benefit) provision	210	(6,160)	222	(99)	14

Net loss	$(38,008)	$(1,329)	$(2,020)	$(11,192)	$(16,393)

Net loss per share — basic and diluted:
Net loss per share — basic	$(0.59)	$(0.02)	$(0.03)	$(0.23)	$(0.67)

Net loss per share — diluted	$(0.59)	$(0.02)	$(0.03)	$(0.23)	$(0.67)

Weighted average shares outstanding used in calculating net loss per common share:
Basic	64,437,427	60,573,428	58,908,611	47,848,258	24,506,673

Diluted	64,437,427	60,573,428	58,908,611	47,848,258	24,506,673

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

(3)	Includes the effect of the acquisition of Reliant Technologies, Inc. on December 23, 2008 and the results of operations of Reliant Technologies, Inc from December 23, 2008 to December 31, 2008.

Consolidated Balance Sheet Data

	As of December 31,
(in thousands of dollars)	2012	2011	2010	2009	2008
Cash and cash equivalents	$38,097	$17,417	$36,898	$14,744	$7,556
Marketable investments	—	—	—	—	17,870
Working capital	24,761	21,384	33,994	14,462	13,864
Total assets	229,723	209,298	158,545	136,149	149,168
Short and long-term borrowings	26,408	24,400	9,626	11,058	12,399
Total stockholders’ equity	110,107	126,183	122,144	100,237	107,824

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2012, we had a global installed base of over 9,300 systems.

Net revenue for the year ended December 31, 2012 increased 25% or $28.6 million, to $144.5 million, from $116.0 million in 2011, due to the sale of Liposonix products generating $31.6 million in revenue (Liposonix was acquired in November 2011) and, to a lesser extent, the sale of Clear + Brilliant products (Clear + Brilliant launched in April 2011). Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

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

In addition, we have agreed to pay to Medicis additional cash payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of the Liposonix products, subject to the terms and conditions of the Purchase Agreement. Also, upon the closing of the Transaction, we assumed the contingent payment obligations of Medicis with respect to the former shareholders of Liposonix pursuant to the Agreement and Plan of Merger among Medicis, Liposonix and the other parties thereto dated as of June 16, 2008. The fair value of the total contingent consideration recognized on the acquisition date of $26.6 million was estimated by applying a probability weighted discounted cash-flow approach using a discount rate of 30%. Also, we assumed the Liposonix’ Bothell, Washington, facility lease, and expect to maintain this facility through January 2015, the expiration of the lease.

As of December 31, 2012, the fair value of this contingent consideration liability has been increased to $59.9 million to reflect the updated fair value estimate of the liability and accordingly a $32.1 million and $1.2 million charge was recognized as an expense in our condensed consolidated statement of operations during the years ended December 31, 2012 and 2011, respectively. The increase in the updated fair value of the contingent consideration is due primarily to our estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period and accretion of the liability. If our actual results differ from those estimates, the contingent consideration liability will be adjusted accordingly.

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

In connection with this transaction, we entered into a contingent consideration arrangement which would have required payments if certain milestones related to revenue from the sale of CLRS products and operating income of CLRS were achieved during 2011. The fair value of the contingent consideration recognized on the acquisition date of $0.9 million was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) a discount rate of 2.1% and 25.6% percent and (ii) probability of milestone achievement ranging from 0%-100%. As of December 31, 2011, the fair value of this contingent consideration liability had been reduced to zero as the revenue and operating income milestones were not achieved and accordingly a $0.9 million gain was recognized in general and administrative expense in our consolidated statement of operations during the year ended December 31, 2011.

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

Acquisition of Sound Surgical

We completed the acquisition of Sound Surgical in February 2013. See Note 14 of the Notes to Consolidated Financial Statements. The operating results of Sound Surgical will be included in our consolidated financial statements from the date of the acquisition and, accordingly, we expect that our revenue and operating expenses will increase.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the years ended December 31, 2012, 2011 and 2010 we derived 49%, 55% and 51% respectively, of our revenue from treatment tips and consumable sales, and 46%, 40% and 42% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development, shipping and royalty revenue.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the years ended December 31, 2012, 2011 and 2010, we derived 49%, 45% and 45%, respectively, of our revenue from sales of our products and services within North America, and 51%, 55% and 55%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Years Ended December 31,
	2012	2011	2010
North America	49%	45%	45%
Asia Pacific	36%	35%	31%
Europe/Middle East	12%	16%	19%
Rest of the world	3%	4%	5%

Total net revenue	100%	100%	100%

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

We sell to end-users in the United States and to distributors and end-users outside of the United States. Sales to end-users and distributors on all products except for the Claro product do not include return rights. For the Claro product, we estimate a returns reserve. We typically recognize revenue upon shipment for sales through independent, third party distributors as we have no continuing obligations subsequent to shipment, other than replacement parts. The distributors are responsible for all marketing, sales, installation, training and warranty services for our products, as well as obtaining regulatory clearances and approvals outside of the United States. While the regulatory approval process varies greatly by country and we may assist the distributor in the regulatory approval process, the responsibility belongs mainly to the distributor. We determine whether our remaining obligation in the sale is perfunctory prior to recording revenue. We do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay us for the sale regardless of whether the distributor is able to resell the product.

We also offer customers extended warranty service contracts. Revenue from the sale of extended service contracts is recognized on a straight-line basis over the period of the applicable extended contract. We also earn service revenue from customers outside of their warranty term or extended service contracts. Such service revenue is recognized as the services are provided.

In conjunction with the Reliant acquisition, we assumed an agreement with an external party to collaborate on a joint development and the worldwide commercialization of devices and accessories that incorporate Fraxel technology. Under the terms of this arrangement, the external party made advance quarterly payments for the costs incurred in performing activities under the arrangement. All payments have been received by us on this agreement.

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

Our multi-element arrangements generally consist of the sale of systems and post-sale obligations like training or installation. These obligations are fulfilled after product shipment. For multi-element arrangements like these, we allocate revenue to all deliverables based on their relative selling prices since the deliverables qualify as separate units of accounting. In such circumstances, we use the following to determine the relative selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value

(“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when we sell the deliverable separately and if there is a price that is actually charged by us for that deliverable. BESP reflects our best estimate of what the selling price of that element would be if it was sold regularly on a stand-alone basis, considering factors relevant to our pricing practices such as standalone sales prices of similar products, customer type, and geography. The Company generally determines the relative selling price by applying VSOE to the allocated deliverables and then in situations when VSOE does not exist, the Company applies BESP to the respective deliverables. Amounts allocated to the deliverables are recognized as revenue upon delivery, provided all other revenue recognition criteria have been satisfied.

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

Warranty Reserve

We provide for the estimated cost of product warranties at the time revenue is recognized. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates and repair costs. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We offer a one year warranty for systems sold to all direct customers and a one year replacement parts warranty for systems sold to distributors outside of the United States. We also provide a warranty for our consumable products.

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Our goodwill is not amortized but is tested for impairment on an annual basis or when events and circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual impairment review involves a two-step process as follows:

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

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified through December 31, 2012. There can be no assurance that future goodwill impairments will not occur.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2012, there have been no such impairments.

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

Valuation of Stock-Based Awards

Stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of option awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes option pricing model for option grants incorporates our historical volatility and volatility of similar public entities in the aesthetics market due to a lack of historical information regarding the volatility of our stock price. When establishing the expected term assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, share-based compensation expense and our results of operations could be materially affected. The fair value of restricted stock awards is based on the closing stock market price on the award date. The fair value of market-based stock units at the issuance date was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using assumptions such as, expected volatility of our stock, correlation coefficients, risk-free interest rates, and contractual life.

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

Net Revenue.    Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $144.5 million for the year ended December 31, 2012, an increase of $28.6 million, or 25%, compared to $116.0 million for the year ended December 31, 2011. The increase in revenue was due to an increase in new system sales including contributions from the sale of the new Liposonix products that launched in December 2011 which generated $31.6 million in revenue and, to a lesser extent, from the Clear + Brilliant products that launched in April 2011. We also received royalty revenue from an agreement entered into in September 2012 and there was no corresponding royalty revenue in 2011. The increase was partially offset by a decrease in existing system sales and system upgrades. Total system sales for the year ended December 31, 2012 was $66.4 million, an increase of $19.7 million, or 42%, compared to $46.7 million for the same period in 2011. Sales of treatment tips and other consumables was $70.6 million for the year ended December 31, 2012, an increase of $7.3 million, or 11%, compared to $63.4 million for the same period in 2011.

Cost of Revenue.    Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 62% and 63% of revenue for the years ended December 31, 2012 and 2011, respectively. The slight decrease in gross margin when compared to the prior year period was primarily due to an increase to amortization expense from intangibles acquired in the Liposonix acquisition, a lower mix of tips sales, higher warranty expense due to an increase in our warranty base for Clear + Brilliant and Liposonix products, and increased expenses related to higher manufacturing scrap material, partially offset by a higher mix of high-margin system sales.

Sales and Marketing.    Sales and marketing expenses consist primarily of personnel related costs in our sales, marketing, clinical training, and customer service departments, customer-attended workshops, trade shows, advertising, public relations, marketing sponsorship programs, and marketing materials. Sales and marketing expenses in the year ended December 31, 2012 were $53.7 million, an increase of $6.9 million, or 15%, compared to $46.8 million for the same period in 2011. The increase was primarily attributable to an increase of $2.5 million in employee payroll, commissions and related travel and entertainment expenses, incurred to drive revenue growth, an increase of $2.3 million in advertising and marketing program expenses for launching our products in new markets, an increase of $1.1 million in professional outside services, an increase of $0.7 million in depreciation and allocated information technology and facility expenses, and an increase of $0.3 million in amortization of intangibles acquired in the Liposonix acquisition.

Research and Development.    Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses in the year ended December 31, 2012 were $20.5 million, an increase of $4.4 million, or 27%, compared to $16.1 million for the same period in 2011. Compared to prior year employee payroll and related expenses increased by $4.5 million, which was mainly due to increased headcount resulting from research and development personnel acquired in our Liposonix acquisition. In addition, there was an increase of $0.5 million in clinical studies and other research and development projects, an increase of $0.1 million in amortization of intangibles acquired in the Liposonix acquisition, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.8 million in professional outside services.

General and Administrative.    General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses in the year ended December 31, 2012 were $18.6 million, an increase of $1.2 million, or 7%, compared with $17.4 million for the same period in 2011. The increase from the prior year period was due to an increase of $1.8 million in employee payroll and related expenses primarily resulting from higher stock-based compensation charges during 2012, an increase of $1.3 million in professional outside services, mostly legal services, an increase of $0.5 million in bad debt expense, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $2.4 million in acquisition related expense due to the acquisition of Liposonix in 2011 and a decrease of $0.1 million in product liability claims.

Remeasurement of contingent consideration liability.    Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the year ended December 31, 2012, the contingent consideration fair value adjustment was $32.1 million, associated with the acquisition of Liposonix, and for the year ended December 31, 2011, the fair value adjustment was $0.3 million, due to the fair value adjustment of $1.2 million associated with the acquisition of Liposonix, partially offset by the reversal of the contingent consideration associated with the acquisition of CLRS of $0.9 million. The increases to the contingent consideration liability recorded in the years ended December 31, 2012 and 2011 are due primarily to our estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period. The acquisition of Liposonix closed in the fourth quarter of 2011 and the acquisition of CLRS closed in the fourth quarter of 2010.

Interest Income.    Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income decreased $45,000, or 76%, to $14,000 for the year ended December 31, 2012 from $59,000 for the same period in 2011. The increase is primarily due to lower average cash and cash equivalent balances during 2012.

Interest Expense.    Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $1.8 million, to $2.0 million for the year ended December 31, 2012 from $0.2 million for the same period in 2011. The increase is primarily a result of the additional term loans entered into during the fourth quarter of 2011 in connection with the Liposonix acquisition and borrowings under the new subordinated debt facility we entered into in August 2012.

Other Income and Expense, net.    Net other income and expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net other income and expense was a net expense of $24,000 and a net expense of $309,000 in the year ended December 31, 2012 and 2011, respectively. The net expense decrease during 2012 is primarily due to less foreign exchange losses from currency fluctuations when compared to the prior year.

Income Tax Provision.    There was an income tax provision of $0.2 million and a tax benefit of $6.2 million for the years ended December 31, 2012 and 2011, respectively. The provision for income taxes for the year ended December 31, 2012, primarily represents taxes in foreign and state jurisdictions and tax reserves for uncertain tax positions. The benefit for income taxes for the year ended December 31, 2011 primarily represents a release of valuation allowance of $6.4 million to offset deferred tax liabilities generated from acquiring Liposonix and was reduced by state tax liabilities, foreign tax liabilities, and tax reserves for uncertain tax positions.

Years Ended December 31, 2011 and December 31, 2010

Net Revenue.    Net revenue was $116.0 million for the year ended December 31, 2011, an increase of $5.1 million, or 5%, compared to $110.9 million for the year ended December 31, 2010. The increase was mainly from higher tip revenue and the contributions from the sale of the new CLEAR + BRILLIANT products which launched in April 2011, and the Liposonix products launched in December 2011, partially offset by a decline in system upgrades, a decrease in system sales excluding CLEAR + BRILIANT and Liposonix, a decrease in handpiece sales, a decrease in research and development revenue related to a research contract that ended in 2010, and a decrease in service contract amortization. System sales for the year ended December 31, 2011 was $46.7 million, an increase of $0.3 million, or 0.8%, compared to $46.4 million for the same period in 2010. Sales of treatment tips and other consumables was $63.4 million for the year ended December 31, 2011, an increase of $6.8 million, or 12%, compared to $56.6 million for the same period in 2010.

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

General and Administrative.    General and administrative expenses in the year ended December 31, 2011 were $17.4 million, an increase of $2.5 million, or 17%, compared with $14.9 million for the same period in 2010. The increase from the prior year was due to an increase of $1.2 million in acquisition related expenses, an increase of $0.5 million in accounting and legal services, an increase of $0.3 million in business insurance, an increase of $0.4 million in depreciation and allocated information technology and facility expenses and an increase of $0.3 million in excise and sales tax related expenses, partially offset by a decrease of $0.2 million in bad debt expense.

Remeasurement of contingent consideration liability.    For the year ended December 31, 2011, the contingent consideration fair value adjustment was $0.3 million, due to the fair value adjustment of $1.2 million associated with the acquisition of Liposonix, partially offset by the reversal of the contingent consideration associated with the acquisition of CLRS of $0.9 million, and for the year ended December 31, 2010, the fair value adjustment was a credit of $0.3 million resulting from the reversal of the of the contingent consideration associated with the acquisition of Aesthera. The acquisition of Liposonix closed in the fourth quarter of 2011, CLRS closed in the fourth quarter of 2010, and Aesthera closed in the first quarter of 2010.

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

Stock-Based Compensation

For the years ended December 31, 2012, 2011 and 2010, employee and non-employee stock-based compensation expense were allocated as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$499	$442	$270
Sales and marketing	968	820	741
Research and development	562	436	303
General and administrative	2,534	1,599	1,188

Total stock-based compensation expense	$4,563	$3,297	$2,502

At December 31, 2012, the total compensation cost related to stock-based awards granted or modified to employees and directors but not yet recognized was approximately $6.6 million, net of estimated forfeitures. We will amortize this cost on a straight-line basis over the remaining weighted average period of approximately 1.84 years.

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options is remeasured as the services are provided and the options are earned. The stock-based compensation expense will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, we recorded stock-based compensation expense of $0, $0 and $98,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2012	2011	2010
GAAP Gross margin	$89,177	$73,620	$69,532

GAAP gross margin as % of sales	62%	63%	63%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$89,177	$73,620	$69,532
Amortization and other non-cash acquisition related charges (1)	5,782	3,951	3,825
Stock-based compensation (4)	499	442	270

Non-GAAP gross margin	$95,458	$78,013	$73,627

Non-GAAP gross margin as % of sales	66%	67%	66%

GAAP loss from operations	$(35,774)	$(7,030)	$(1,871)
Non-GAAP adjustments to net loss from operations:
Amortization and other non-cash acquisition related charges (1)	7,205	5,075	5,437
Remeasurement of contingent consideration liability (2)	32,100	322	(280)
Acquisition-related expenses (3)	268	2,355	1,087
Severance expenses (4)	1	260	55
Stock-based compensation (5)	4,563	3,297	2,502

Non-GAAP income from operations	$8,363	$4,279	$6,930
Depreciation expenses (6)	3,665	3,269	2,926

Non-GAAP Adjusted EBITDA	$12,028	$7,548	$9,856

GAAP net loss	$(38,008)	$(1,329)	$(2,020)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	7,205	5,075	5,437
Remeasurement of contingent consideration liability (2)	32,100	322	(280)
Acquisition-related expenses (3)	268	2,355	1,087
Severance expenses (4)	1	260	55
Stock-based compensation (5)	4,563	3,297	2,502
Acquisition-related income tax benefit (7)	—	(6,411)	—

Non-GAAP net income	$6,129	$3,569	$6,781

GAAP basic net loss per share	$(0.59)	$(0.02)	$(0.03)
Non-GAAP adjustments to basic net loss per share:
Amortization and other non-cash acquisition related charges (1)	$0.11	$0.08	$0.09
Remeasurement of contingent consideration liability (2)	$0.51	$0.01	—
Acquisition-related expenses (3)	$0.00	$0.05	$0.02
Severance expenses (4)	$0.00	—	—
Stock-based compensation (5)	$0.07	$0.05	$0.04
Acquisition-related income tax benefit (7)	—	($0.11)	—

Non-GAAP basic net income per share	$0.10	$0.06	$0.12

Non-GAAP diluted net income per share	$0.09	$0.06	$0.11

GAAP weighted average shares outstanding used in calculating basic net loss per share	64,437,427	60,573,428	58,908,611

GAAP weighted average shares outstanding used in calculating diluted net loss per share	64,437,427	60,573,428	58,908,611
Adjustments for dilutive potential common stock	5,170,881	3,555,057	2,056,496

Weighted average shares outstanding used in calculating non-GAAP diluted net income per share	69,608,308	64,128,485	60,965,107

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

(5)

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

(6)

Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.

(7)

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

Liquidity and Capital Resources

On December 31, 2012, we had working capital of $24.8 million, which included $38.1 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to be required to make substantial future cash payments in respect of that transaction.

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

On August 29, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank for a $10 million subordinated debt facility (the “Subordinated Debt Facility”). This Subordinated Debt Facility is in addition to the facilities available under the Loan Agreement. Borrowings under the Subordinated Debt Facility bear interest at a 7% fixed rate and is payable in equal monthly payments of principal and interest beginning on June 1, 2013 and ending on April 1, 2015, when the final two payments are due along with a final payment fee of $1 million and the bank’s expenses. All obligations under the Subordinated Debt Facility are secured by substantially all of our personal property. The Subordinated Debt Facility does not contain any financial covenants. In connection with us committing to enter into the Subordinated Debt Facility, the Company issued a warrant to Silicon Valley Bank on July 26, 2012 for the purchase of 307,692 shares of the Company’s common stock with an exercise price of $2.65 per share.

On August 31, 2012, we drew down $10 million under the Subordinated Debt Facility to fund our ongoing operations and this amount remained outstanding at September 30, 2012.

At December 31, 2012, $0 was outstanding on the revolving loan facility, and an aggregate of $27.1 million was outstanding as secured term loans under the credit facility and Subordinated Debt Facility. As of

December 31, 2012, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of December 31, 2012.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing new products and supporting existing products, the required ramp-up of inventory for new products and contingent payments owed to Medicis from the Liposonix acquisition based on achievement against specified revenue and profit targets.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

We believe that our current cash and cash equivalent balances and cash generated from operations, along with our existing revolving loan facility will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In addition, we achieved higher sales of the Liposonix products in the year ended December 31, 2012 than we had anticipated, and as a result, the 2013 contingent payment obligation to Medicis is approximately $21.4 million. If sales of Liposonix products are higher than expected during the remainder of the seven-year earn-out period, our contingent payment obligation to Medicis and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years
Term loans (principal only)	$27,082	$8,777	$18,305
Operating leases	5,591	1,990	3,601
Purchase commitments	17,687	17,687	—
Contingent Consideration obligations	59,900	21,400	38,500

Total contractual obligations	$110,260	$49,854	$60,406

The current and non-current portions of the contingent consideration payment obligations are discussed earlier in this Management, Discussion and Analysis section under “Acquisition of Liposonix”.

As of December 31, 2012, we had approximately $0.6 million of long-term tax liabilities, including interest, related to uncertain tax positions. Because of the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur and therefore, this liability is not included in the table above.

Cash Flows for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010

Net Cash Provided By Operating Activities.    Net cash provided by operating activities was $4.5 million in the year ended December 31, 2012, compared to net cash provided by operating activities of $0.7 million and $10.2 million in the years ended December 31, 2011 and 2010, respectively. During 2012, cash was provided by a $1.5 million increase in accounts payable a $0.8 million increase in accrued liabilities, a $0.3 million decrease in prepaid expenses, other current assets and current assets, and $11.6 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by an increase of $7.7 million in accounts receivable, a $1.2 million increase in inventory, and a $0.7 million decrease in deferred revenue.

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

Net Cash Used in Investing Activities.    Net cash used in investing activities was $3.0 million for the year ended December 31, 2012. Net cash used in investing activities was $37.0 million and $3.3 million for the years ended December 31, 2011 and December 31, 2010, respectively. During 2012, net cash of $3.0 million was used for payments to acquire property and equipment.

During 2011, net cash of $35.5 million was used for the acquisition of Liposonix and net cash of $1.5 million was used for payments to acquire property and equipment. During 2010, net cash of $2.0 million was used for payments to acquire property and equipment and $1.2 million was used for the acquisition of Aesthera Corporation and CLRS, net of cash received.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities was $19.1 million for the year ended December 31, 2012. Net cash provided by financing activities was $16.8 million and $15.2 million for the years ended December 31, 2011 and 2010, respectively. During 2012, we completed a public offering of our common stock which resulted in net proceeds of $16.1 million in cash. We also drew down $10 million on our Subordinated Debt Facility, $3.5 million on our revolving loan facility, and received $1.1 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan. These were offset partially by net payments of $11.0 million on our term and revolving loans and $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units.

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

SOLTA MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

The following Financial Statement Schedule of the registrant for the years ended December 31, 2012, 2011 and 2010 is filed as part of this Report as required to be included in Item 8 and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Page
Schedule II Valuation and Qualifying Accounts	121

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Solta Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Solta Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solta Medical, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 6, 2013

Solta Medical, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of dollars, except share and per share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$38,097	$17,417
Accounts receivable, net of allowance for doubtful accounts in 2012 and 2011 of $653 and $226, respectively	20,570	13,282
Inventories	16,611	16,524
Prepaid expenses and other current assets	8,476	8,626

Total current assets	83,754	55,849
Property and equipment, net	6,401	6,818
Purchased intangible assets, net	42,428	49,352
Goodwill	96,620	96,620
Other assets	520	659

Total assets	$229,723	$209,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,283	$5,767
Accrued liabilities	17,343	16,126
Current portion of contingent consideration liability	21,400	—
Current portion of deferred revenue	3,985	4,521
Short-term borrowings	8,345	7,441
Customer deposits	637	610

Total current liabilities	58,993	34,465
Deferred revenue, net of current portion	683	824
Term loan, net of current portion	18,063	16,959
Non-current tax liabilities	2,478	2,975
Contingent consideration liability	38,500	27,800
Other liabilities	899	92

Total liabilities	119,616	83,115

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at December 31, 2012 and 2011 Issued and outstanding: none at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value:
Authorized: 100,000,000 shares at December 31, 2012 and 2011 Issued and outstanding: 68,795,987 and 61,130,740 shares at December 31, 2012 and 2011, respectively	69	61
Additional paid-in capital	220,489	198,565
Accumulated deficit	(110,451)	(72,443)

Total stockholders’ equity	110,107	126,183

Total liabilities and stockholders’ equity	$229,723	$209,298

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands of dollars, except share and per share data)	2012	2011	2010
Net revenue	$144,545	$115,984	$110,932
Cost of revenue	55,368	42,364	41,400

Gross margin	89,177	73,620	69,532

Operating expenses
Sales and marketing	53,665	46,761	42,665
Research and development	20,549	16,124	16,324
General and administrative	18,637	17,443	14,907
Remeasurement of contingent consideration liability	32,100	322	(280)
Litigation settlement gain	—	—	(2,213)

Total operating expenses	124,951	80,650	71,403

Loss from operations	(35,774)	(7,030)	(1,871)
Interest income	14	59	55
Interest expense	(2,014)	(209)	(190)
Other income and expense, net	(24)	(309)	208

Loss before income taxes	(37,798)	(7,489)	(1,798)
Income tax (benefit) provision	210	(6,160)	222

Net loss	$(38,008)	$(1,329)	$(2,020)

Net loss per share — basic and diluted	$(0.59)	$(0.02)	$(0.03)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	64,437,427	60,573,428	58,908,611

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands of dollars, except share amounts)	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Notes Receivable from Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2010	48,077,028	$48	$169,283	$—	$—	$(69,094)	$—	$100,237
Issuance of common stock for Aesthera acquisition, net of issuance costs	2,435,897	2	4,748	—	—	—	—	4,750
Issuance of common stock in private placement, net of issuance costs	8,529,704	9	12,096	—	—	—	—	12,105
Fair value of warrants issued in private placement, net of issuance costs			3,690					3,690
Exercise of stock options	349,653	1	580	—	—	—	—	581
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	108,611	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	227,517	—	437	—	—	—	—	437
Employee stock-based compensation expense, net of estimated forfeitures	—	—	2,264	—	—	—	—	2,264
Nonemployee stock compensation expense	—	—	98	—	—	—	—	98
Tax benefit from exercise of stock options	—	—	2	—	—	—	—	2
Net loss	—	—	—	—	—	(2,020)	—	(2,020)

Balances, December 31, 2010	59,728,410	$60	$193,198	$—	$—	$(71,114)	$—	$122,144
Exercise of stock options	964,245	1	1,436	—	—	—	—	1,437
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	93,393	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	219,522	—	418	—	—	—	—	418
Exercise of common stock warrants	125,170	—	—	—	—	—	—	—
Employee stock-based compensation expense, net of estimated forfeitures	—	—	3,297	—	—	—	—	3,297
Fair value of warrants issued in connection with debt financing	—	—	216	—	—	—	—	216
Tax benefit from exercise of stock options	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,329)	—	(1,329)

Balances, December 31, 2011	61,130,740	$61	$198,565	$—	$—	$(72,443)	$—	$126,183
Issuance of common stock from equity financing, net of issuance costs	6,555,000	7	16,050	—	—	—	—	16,057
Exercise of stock options	264,535	—	415	—	—	—	—	415
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	490,683	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	329,486	—	665	—	—	—	—	665
Exercise of common stock warrants	25,543	—	—	—	—	—	—	—
Employee stock-based compensation expense, net of estimated forfeitures	—	—	4,094	—	—	—	—	4,094
Fair value of warrants issued in connection with debt financing	—	—	700	—	—	—	—	700
Tax benefit from exercise of stock options	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	(38,008)	—	(38,008)

Balances, December 31, 2012	68,795,987	$69	$220,489	$—	$—	$(110,451)	$—	$110,107

The accompanying notes are an integral part of these consolidated financial statements.

Solta Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands of dollars)	2012	2011	2010
Cash flows from operating activities
Net loss	$(38,008)	$(1,329)	$(2,020)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,588	8,126	7,717
Loss on disposal of property, plant and equipment	158	144	137
Stock-based compensation	4,563	3,297	2,502
Tax expense from stock option exercises	1	—	2
Deferred income taxes	—	(6,411)	—
Contingent consideration fair value adjustment	32,100	322	(280)
Loan warrant discount amortization	227	15	—
Final payment accrual on debt financings	787	—	—
Provision for doubtful accounts	459	(68)	110
Provision for excess and obsolete inventory	756	(69)	737
Change in assets and liabilities:
Accounts receivable	(7,747)	(781)	600
Inventories	(1,247)	(3,980)	3,045
Prepaid expenses and other current assets	150	462	(1,072)
Other assets	139	365	244
Accounts payable	1,488	(709)	(118)
Accrued and other liabilities	843	453	(206)
Accrued restructuring	—	—	(7)
Deferred revenue	(677)	683	(1,051)
Customer deposits	27	169	(88)
Deferred rent	(115)	24	(50)

Net cash provided by operating activities	4,492	713	10,202

Cash flows from investing activities
Acquisition of property and equipment	(2,959)	(1,486)	(2,018)
Payments for acquisitions, net of cash acquired and escrow settlement	—	(35,541)	(1,243)

Net cash used in investing activities	(2,959)	(37,027)	(3,261)

Cash flows from financing activities
Repayment of equipment leases	—	—	(29)
Repayment of loan agreement borrowings	(11,021)	(33,521)	(33,431)
Proceeds from exercise of stock options	415	1,436	581
Proceeds from employee stock purchase plan	665	418	437
Proceeds from loan agreement borrowings	13,500	48,500	32,000
Proceeds from equity financing	16,280	—	17,230
Payment of equity financing issuance costs	(223)	—	(1,435)
Cash settlement of vested restricted stock units	(469)	—	(140)

Net cash provided by financing activities	19,147	16,833	15,213

Net increase (decrease) in cash and cash equivalents	20,680	(19,481)	22,154
Cash and cash equivalents at beginning of year	17,417	36,898	14,744

Cash and cash equivalents at end of year	$38,097	$17,417	$36,898

Supplemental disclosure of cash flow information
Cash paid for interest	$923	$158	$191
Cash (refunded) paid for taxes	(140)	(49)	140
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for acquisition	—	—	4,750
Issuance of warrants in connection with equity financing	—	—	3,690
Issuance of warrants in connection with debt financing	700	216	—
Accounts payable and accrued liabilities related to property and equipment purchases	228	187	179
Contingent consideration accrued in connection with acquisitions	—	26,600	878
Issuance of common stock for vested restricted stock units	1,899	293	359

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All intercompany balances and transactions have been eliminated. The Company has established various international subsidiaries in several countries and the functional currency of these foreign subsidiaries is the U.S. dollar.

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

Reclassifications

To maintain comparability among the periods presented, the Company reclassified certain prior period amounts to a separate line item that was not included in the prior period presentation. The Company made the following reclassifications to conform with the current period presentation. Within the Consolidated Statement of Operations for the years ended December 31, 2011 and 2010, the Company reclassified amounts that were recorded within general and administrative to remeasurement of contingent consideration liability. The reclassification had no impact on the total loss before income taxes in the periods presented.

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

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less at the time of purchase, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. On a recurring basis, the Company measures its cash equivalents at fair value.

Carrying amounts of the Company’s other financial instruments approximate their fair values due to their short maturities. The carrying amounts of other assets and liabilities approximate their fair values based upon their nature and size.

The carrying value of the Company’s term loans under the credit facility and the subordinated debt facility approximates fair value.

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because it is valued using unobservable inputs in which the Company developed its own assumptions at December 31, 2012. At the end of each reporting period, the Company remeasures its contingent consideration liability at fair value.

The unobservable inputs at December 31, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$59,900	Discounted cash flow	Weighted average cost of capital	25.2%
			Long term discount rate	25.0%

The unobservable inputs at December 31, 2011 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2011	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability	$27,800	Discounted cash flow	Weighted average cost of capital	25.1%
			Long term discount rate	30.0%

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

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2011	$27,800
Change in fair value of the contingent consideration liability recorded as an expense	32,100

Fair value at December 31, 2012	$59,900

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

One customer accounted for more than 10% of accounts receivable as of December 31, 2012 and no one customer accounted for more than 10% of accounts receivable as of December 31, 2011. No customers accounted for more than 10% of net revenues for the years ended December 31, 2012, 2011 and 2010. The Company’s customer base continues to have a significant number of international customers which may increase the Company’s credit risk profile.

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

The following table summarizes net revenue by product:

	Years Ended December 31,
	2012	2011	2010
Systems	$66,435	$46,742	$46,364
Tips and other consumables	70,626	63,371	56,608

Net revenue from products	137,061	110,113	102,972
Services and other	7,484	5,871	7,960

Total net revenue	$144,545	$115,984	$110,932

The following table summarizes net revenue by geographic region (based on the ship to address on the invoice):

	Years Ended December 31,
	2012	2011	2010
North America	$70,841	$52,671	$50,307
Asia Pacific	52,150	40,007	34,116
Europe/Middle East	17,576	18,167	20,727
Rest of the world	3,978	5,139	5,782

Total net revenue	$144,545	$115,984	$110,932

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on our single operating segment and reporting unit structure. The Company’s annual impairment review involves a two-step process as follows:

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

No goodwill impairment was identified through December 31, 2012. There can be no assurance that future goodwill impairments will not occur.

Valuation of Long-Lived Assets and Purchased Intangible Assets

The Company reviews long-lived assets, including property and equipment and finite lived intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2012, there have been no such impairments. There can be no assurance that future long-lived asset impairments will not occur.

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

The Company’s multi-element arrangements generally consist of the sale of systems and post-sale obligations like training or installation. These obligations are fulfilled after product shipment. For multi-element arrangements like these, the Company allocates revenue to all deliverables based on their relative selling prices

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

since the deliverables qualify as separate units of accounting. In such circumstances, the Company uses the following to determine the relative selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. BESP reflects the Company’s best estimate of what the selling price of that element would be if it was sold regularly on a stand-alone basis, considering factors relevant to its pricing practices such as standalone sales prices of similar products, customer type, and geography. The Company generally determines the relative selling price by applying VSOE to the allocated deliverables and then in situations when VSOE does not exist, the Company applies BESP to the respective deliverables. Amounts allocated to the deliverables are recognized as revenue upon delivery, provided all other revenue recognition criteria have been satisfied.

Warranty Obligations

The Company offers a one year warranty for systems sold to all direct customers and a one year replacement parts warranty for systems sold to distributors outside of the United States. The Company also provides a warranty for its consumable products. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale in its warranty reserves. The costs are recorded in cost of revenue.

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in net revenue and the associated expense is included in cost of revenue in the statements of operations.

Research and Development Expenditures

Costs related to research, design and development of products are charged to research and development expense as incurred.

Advertising Costs

Advertising costs are included in sales and marketing expenses and are expensed as incurred. Advertising costs were $419, $361 and $397 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments, contributions by, or distributions to stockholders. The Company does not have any changes in components of comprehensive loss that need to be excluded from net loss for the years ended December 31, 2012, 2011 and 2010.

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

	Years Ended December 31,
	2012	2011	2010
Historical net income (loss) per share:
Numerator:
Net loss	$(38,008)	$(1,329)	$(2,020)

Denominator:
Weighted-average common shares outstanding	64,437,427	60,573,428	58,908,611

Basic and diluted net loss per share	$(0.59)	$(0.02)	$(0.03)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan, restricted stock units, and market-based stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended December 31,
	2012	2011	2010
Options to purchase common stock	5,550,305	5,765,066	7,237,334
Common stock warrants	4,587,082	4,414,191	4,581,179
Restricted and market-based stock units	2,541,468	1,714,180	807,928
Common stock issuable under Employee Stock Purchase Plan	177,184	172,987	113,455

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

The Company’s consolidated financial statements include the results of operations of Aesthera from the date of acquisition through December 31, 2012.

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

In connection with this transaction, the Company entered into a contingent consideration arrangement which would have required additional payments if certain milestones related to revenue related from the sale of CLRS products and operating income of CLRS were achieved during 2011. The fair value of the contingent consideration recognized on the acquisition date of $878 was estimated by applying a probability weighted discounted cash-flow approach. Key assumptions include (i) discount rate of 2.1% and 25.6% percent and (ii) probability of milestone achievement ranging from 0%-100%. As of December 31, 2011, the fair value of this contingent consideration liability had been reduced to zero as the revenue and operating income milestones were not achieved and accordingly, a $878 gain was recognized in general and administrative expense in our consolidated statement of operations during the year ended December 31, 2011.

As a result of the acquisition, the Company has expanded its product offerings by providing a consumer based treatment of acne to its customers through several retail channels.

The Company’s consolidated financial statements include the results of operations of CLRS from the date of acquisition through December 31, 2012.

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

In addition, the Company has agreed to pay to Medicis additional cash payments, which will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of the Liposonix products, subject to the terms and conditions of the Purchase Agreement. Also, upon the closing of the Transaction, the Company assumed the contingent payment obligations of Medicis with respect to the former shareholders of Liposonix pursuant to the Agreement and Plan of Merger among Medicis, Liposonix and the other parties thereto dated as of June 16, 2008. The fair value of the total contingent consideration recognized on the acquisition date of $26,600 was estimated by applying a probability weighted discounted cash-flow approach using a discount rate of 30%. Also, the Company assumed the Liposonix’ Bothell, Washington, facility lease, and expects to maintain this facility through January 2015, the expiration of the lease.

As of December 31, 2012, the fair value of this contingent consideration liability has been increased to $59,900 to reflect the updated fair value estimate of the liability and accordingly a $32,100 and $1,200 charge was recognized as an expense in our condensed consolidated statement of operations during the years ended

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

December 31, 2012 and December 31, 2011, respectively (see note 2 regarding Level 3 unobservable inputs used at December 31, 2012 and 2011 to measure the contingent consideration liability). The increase in the updated fair value of the contingent consideration is due primarily to the Company’s estimate of higher achievement in specified net sales and adjusted gross profit targets over the seven-year earnout period and accretion of the liability. If the Company’s actual results differ from those estimates, the contingent consideration liability will be adjusted accordingly.

As of December 31, 2012 and 2011, $21,400 and $0, respectively, of the contingent consideration liability was classified as current, and $38,500 and $27,800, respectively, was classified as non-current.

The following summarizes the purchase price allocation of the Liposonix acquisition:

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

For the period from November 1, 2011 to December 31, 2011, revenue from the sales of Liposonix products was $819. Net income associated with Liposonix products and operations cannot be determined given the integration of Liposonix operations within the Company. The Company’s consolidated financial statements include the results of operations of Liposonix from the date of acquisition through December 31, 2012.

During the year ended December 31, 2010, the Company incurred an aggregate $1,087 in acquisition-related costs related to the acquisitions of Aesthera and CLRS. During the year ended December 31, 2011, the Company incurred an aggregate $2,355 in acquisition-related costs related to the acquisitions of CLRS and Liposonix. During the year ended December 31, 2012, the Company incurred an aggregate $268 in acquisition-related costs related to the acquisitions of Liposonix. These expenses are included in general and administrative expenses in the Company’s consolidated statement of operations for the twelve months ended December 31, 2012, 2011 and 2010.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Liposonix on a pro forma basis, as though the companies had been combined as of January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Liposonix acquisition had taken place at the beginning of each of the periods presented.

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

NOTE 4 — BALANCE SHEET DETAIL

Cash and Cash Equivalents

On a recurring basis, the Company measures its cash equivalents at fair value. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability (see note 2). The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical assets that the Company has the ability to assess at the measurement date. The Company’s cash equivalents, which are money market funds and other instruments that mature in three months or less, are classified as such at December 31, 2012 and December 31, 2011.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Inventories, Net

Inventories, net consist of the following:

	December 31,
	2012	2011
Raw materials	$7,564	$6,344
Work-in-process	418	324
Finished goods	8,629	9,856

	$16,611	$16,524

Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,
	2012	2011
Leasehold improvements	$3,305	$3,096
Furniture and fixtures	1,160	1,436
Machinery and equipment	12,979	12,139
Software	2,285	2,108
Computers and equipment	2,863	2,037

	22,592	20,816
Less: Accumulated depreciation and amortization	(16,191)	(13,998)

	$6,401	$6,818

Depreciation and amortization expense related to property and equipment was $3,665, $3,269 and $2,926 for the years ended December 31, 2012, 2011 and 2010, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010 and Liposonix on November 1, 2011. The carrying amount and accumulated amortization expense of the acquired intangible assets at December 31, 2012 and 2011 were as follows:

December 31, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($7,460)	$13,860
Product technology	7 - 9 years	25,170	(7,388)	17,782
Future royalties contract	10 years	3,890	(486)	3,404

		50,380	(15,334)	35,046
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade name	6 - 10 years	5,080	(1,832)	3,248
Customer relationships	4 - 12 years	6,710	(2,576)	4,134

		12,910	(5,528)	7,382

Total intangible assets		$63,290	($20,862)	$42,428

December 31, 2011	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($5,441)	$15,879
Product technology	7 - 9 years	25,170	(4,295)	20,875
Future royalties contract	10 years	3,890	(97)	3,793

		50,380	(9,833)	40,547
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Fraxel trade name	6 - 10 years	5,080	(1,224)	3,856
Customer relationships	4 - 12 years	6,710	(1,761)	4,949

		12,910	(4,105)	8,805

Total intangible assets		$63,290	($13,938)	$49,352

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense in the amount of $5,501, $3,732 and $3,179 to cost of revenue and $1,423, $1,125 and $1,612 to operating expenses, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

As of December 31, 2012, the total expected future amortization related to intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2013	5,498	1,419	6,917
2014	5,498	1,408	6,906
2015	5,469	1,136	6,605
2016	3,855	964	4,819
2017 and thereafter	14,726	2,455	17,181

	$35,046	$7,382	$42,428

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Years Ended December 31,
	2012	2011
Balance at beginning of period	$96,620	$49,481
Addition from acquisition	—	47,139

Balance at end of period	$96,620	$96,620

Equity Method Investment

The Company entered into an equity method investment in May 2011 with a privately held company and initially received approximately 12.5% of the fully diluted as-if converted outstanding capital stock of the investee, in exchange for entering into a Development and Supply Agreement with the Company. The Company recorded the investment as a long-term other asset and deferred income in its consolidated balance sheet. The fair value of the investment was determined based on a discounted cash-flow approach. The investment recorded during the years ended December 31, 2012 and 2011, is not material.

We may have the ability to exercise significant influence, but not control, over the investee, therefore the investment has been accounted for as an equity method investment. The Company records its share of the investee’s results of operations within other income and expense, net, in the Company’s consolidated statements of operations. Our share of the investee’s results of operations is not material for the years ended December 31, 2012 and 2011.

As of December 31, 2012, the Company determined that the long-term asset was impaired given the carrying amount of the investment may not be fully recoverable, and as such, the related deferred income could not be earned over the term of the agreement. As a result, the Company released the related deferred income from the Company’s consolidated balance sheet and recorded a gain within other income and expense, net, in the Company’s consolidated statements of operations for the year ended December 31, 2012. This gain was partially offset by the asset impairment loss within other income and expense, net, in the Company’s consolidated statements of operations for the year ended December 31, 2012. The net gain recorded is not material for the year ended December 31, 2012.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2012	2011
Payroll and related expenses	$6,723	$6,002
Accrued claims and settlements	3,189	3,058
Standard warranty	1,724	1,647
Professional fees	662	773
Other	5,045	4,646

	$17,343	$16,126

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Years Ended December 31,
	2012	2011
Balance at beginning of period	$1,647	$1,525
Additions from acquisition	—	40
Accruals for warranties issued during the period	4,061	3,346
Settlements made during the period	(3,984)	(3,264)

Balance at end of period	$1,724	$1,647

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

	Years Ended December 31,
	2012	2011
Balance at beginning of period	$3,256	$2,805
Additions from acquisition	—	—
Payments received	4,273	4,479
Revenue recognized	(4,490)	(4,028)

Balance at end of period	$3,039	$3,256

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

As of December 31, 2012 and 2011, $2,356 and $2,432 respectively, of the extended warranty contracts was classified as current, and $683 and $824, respectively, was classified as non-current. The Company incurred costs of $1,711, $1,398 and $927 under extended warranty contracts during the years ended December 31, 2012, 2011 and 2010, respectively.

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

On March 31, 2010, the Company entered into a third amendment to the Loan Agreement which provided for an increase of the commitment under the loan facility by adding a $10,000 secured term loan facility, amended the financial covenants, which includes changes to the liquidity ratio, minimum EBITDA covenant and removal of the tangible net worth covenant, and extended the maturity date of the existing revolving loan facility from March 9, 2011 to March 8, 2012.

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

On October 25, 2011, the Company entered into a seventh amendment to its Loan Agreement. The seventh amendment provides for, among other things, (i) an increase of the secured term loan facility from $10,000 to $20,000, (ii) amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio, (iii) an extension of the draw period for term loans borrowed under the secured term loan facility from March 31, 2012 to June 30, 2012 and an extension to the maturity date of such borrowings from December 31, 2014 to September 1, 2015, (iv) an amendment of the interest rate per annum on such borrowings from the greater of (a) 4.44% or (b) the three-year U.S. treasury note yield rate on the funding date plus 3.00% to 3.75% and (v) an amendment to the final payment fee on such borrowings from 3.5% to 6.0%. Also, in connection with the seventh amendment, the Company issued warrants to Silicon Valley Bank to purchase 101,995 and 32,244 shares of common stock with an exercise price of $2.206 and $2.326 per share, respectively. The warrants are exercisable immediately after issuance and expire in 10 years. On October 31, 2011 and on November 17, 2011, the Company drew down $15 million and $5 million, respectively, on the term loan facility to help fund the required payments of $15,000 and $20,000, respectively, to Medicis.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

On August 29, 2012, the Company entered into a Loan and Security Agreement with the Lender for a $10,000 subordinated debt facility (the “Subordinated Debt Facility”). This Subordinated Debt Facility is in addition to the facilities available under the Loan Agreement. In connection with the Company committing to enter into the Subordinated Debt Facility, the Company issued a warrant to the Lender on July 26, 2012 for the purchase of 307,692 shares of the Company’s common stock with an exercise price of $2.65 per share (see note 8). The warrants are exercisable immediately after issuance and expire in 10 years. On August 31, 2012, the Company drew down $10,000 under its Subordinated Debt Facility to fund its ongoing operations and this amount remained outstanding at December 31, 2012.

In connection with the Subordinated Debt Facility, on August 29, 2012, the Company also entered into an eighth amendment to its Loan Agreement, which provides that, among other things, borrowings under the Subordinated Debt Facility will be deemed “Permitted Indebtedness” under the Loan Agreement and any liens securing such borrowings will also be deemed “Permitted Liens” under the Loan Agreement.

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

Borrowings under the secured term loan facility accrue interest at a per annum rate of 3.75%. Term loans borrowed under such facility must be repaid in equal monthly payments of principal and interest which mature on September 1, 2015. The Company may prepay all but not less than all amounts loaned under such facility and in connection with such prepayment, the Company is required to pay a fee equal to 2.00% of the principal amount prepaid. On the earlier of the maturity date or the date the term loan facility is prepaid, the Company is required to make a final payment equal to 6% of the aggregate principal amount of all loans made under such facility. All obligations under the Loan Agreement are secured by substantially all of the personal property of the Company.

Borrowings under the Subordinated Debt Facility bear interest at a 7% fixed rate and are payable in equal monthly payments of principal and interest beginning on June 1, 2013 and ending on April 1, 2015, at which time the final two monthly payments are due along with a final payment fee of $1,000 and expenses of Lender. All obligations under the Subordinated Debt Facility are secured by substantially all of the personal property of the Company. The Subordinated Debt Facility does not contain any financial covenants.

Aggregate annual principal payments due under the above term loans and Subordinated Debt Facility at December 31, 2012 are as follows (excludes warrant amortization of $674):

2013	$8,777
2014	11,266
2015	7,039

27,082
Less: current portion	(8,777)

Noncurrent portion	$18,305

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

At December 31, 2012, $0 was outstanding on the revolving loan facility, $17,082 was outstanding as secured term loans under the Loan Agreement, $10,000 was outstanding on the Subordinated Debt Facility and a debit of $674 was remaining as loan warrant discount. As of December 31, 2012, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of December 31, 2012.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Facility Lease Commitments

The Company leases its operating facilities under noncancelable operating leases, which expire at various times ranging from 2013 to 2016. The Company’s operating leases typically include renewal periods, which are at its option. Under the terms of these leases, the Company is responsible for its share of taxes, insurance and common area maintenance costs. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2,189, $1,697 and $1,679, respectively. A description of significant operating leases as of December 31, 2012 are as follows:

	Lease Expiration	Renewal Option
Corporate Headquarters, Hayward, California	March 2016	3-year renewal
Bothell, Washington	January 2015	None
Tokyo, Japan	October 2013	2-year renewal
Hong Kong	December 2013	2-year renewal
Tokyo, Japan	March 2016	None

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2012 are as follows:

Years Ending December 31,
2013	$1,990
2014	1,819
2015	1,430
2016	352

$5,591

Contingent consideration payment obligations resulting from the acquisition of Liposonix is discussed in note 3 under the section Medicis Technologies Corporation.

Purchase Commitments

The Company has noncancelable purchase commitments at December 31, 2012. These commitments include purchase obligations to contract manufacturers and suppliers for $17,687 which are payable in 2013.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Contingencies

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimate range, if possible. The Company does not believe the final disposition of these matters will have a material effect on the financial statements and future cash flows of the Company. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred. Also, the Company has not recorded any gain contingencies as of December 31, 2012.

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

On May 3, 2012, the Company and Reliant Technologies, which the Company acquired in December 2008, were served with a class action complaint filed in the United States District Court for the Northern District of California alleging that Reliant Technologies caused unsolicited fax advertisements to be sent to the plaintiff in 2008, in violation of the TCPA. Plaintiff, on behalf of itself and the putative class, seeks the greater of actual damages or statutory damages in the amount of $500 per violation, treble damages for any willful violations, and injunctive relief. The parties have exchanged initial disclosures and discovery has commenced. The Court granted the parties’ stipulated request to continue upcoming case deadlines in light of the parties’ agreement to participate in private mediation scheduled for March 2013. The Company is unable to reasonably estimate a range of loss at this time and intends to vigorously defend this action.

On December 7, 2012, Richard Clement (“plaintiff”), as putative representative for the shareholders of CLRS Technology Company (“CLRS”), filed suit against the Company in the Superior Court of the State of California for the County of Alameda. Plaintiff alleges that the Company breached its October 15, 2010 merger agreement with CLRS, and in particular alleges that the Company was required, but failed, to use its best efforts to market CLARO during the earnout period. The Company denies these allegations. Plaintiff asserts three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code §§ 17200 et seq. The Company believes that the claims are without merit and intends to defend the action vigorously.

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

NOTE 8 — STOCKHOLDER’S EQUITY

Convertible Preferred Stock

The Company’s Board of Directors has authorized 10,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2012 and 2011, there were no shares issued or outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the Company to issue 100,000,000 shares of $0.001 par value common stock. At December 31, 2012 there were 68,795,987 share of common stock outstanding. Common stockholders are entitled to dividends as and when declared by the board of directors subject to the prior rights of the preferred stockholders.

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

On August 7, 2012, the Company sold an aggregate of 6,555,000 newly issued shares of its common stock in a firmly underwritten public offering. The net proceeds, after deducting offering expenses, were approximately $16,057.

2006 Employee Stock Purchase Plan

On August 2, 2006, the board of directors adopted the 2006 Employee Stock Purchase Plan (“ESPP”). A total of 250,000 shares of common stock were reserved for issuance pursuant to the 2006 Employee Stock Purchase Plan. The 2006 Employee Stock Purchase Plan was approved by the Company’s stockholders on August 4, 2006. The 2006 Employee Stock Purchase Plan became effective upon the closing of the Company’s initial public offering. Under the 2006 Employee Stock Purchase Plan, eligible employees are permitted to

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

purchase common stock through payroll deduction at a price of 85% of the lower market value as of the beginning or the end of the six-month offering period. Shares of common stock will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 900,000 shares; (ii) 2.0% of the outstanding shares of the Company’s common stock on the first day of the fiscal year; or (iii) such other amount as may be determined by the board of directors. Each offering period starts on the first trading day on or after May 15 and November 15 of each year. The Company issued 329,486, 219,512 and 227,517 shares of common stock under this plan during the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 3,439,837 shares remained available for future issuance. In addition, on January 1, 2013, the Company added 900,000 shares to the Plan.

2006 Equity Incentive Plan and 1997 Stock Option Plan

In 1997, the Company adopted the 1997 Stock Option Plan. The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2012, the Company has reserved 5,940,000 shares of common stock for issuance under this Plan.

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

Shares of common stock approved under the 2006 Equity Incentive Plan will be increased on the first day of each fiscal year, commencing in 2007, by an amount equal to the lower of: (i) 1,800,000 shares; (ii) 3.5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as may be determined by the board of directors. At December 31, 2012, 3,320,550 shares remained available for future issuance. On January 1, 2013, the Company added 1,800,000 shares to the 2006 Equity Incentive Plan.

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

During the year ended December 31, 2010, the board of directors approved the issuance of 918,950 shares of restricted stock units to certain employees under the 2006 Equity Incentive Plan. The value of the restricted stock awards of $1,944 was based on the closing stock market price on the award date. Out of the total restricted stock units granted in 2010, 731,000 of the awards would be subject to vesting over three years if such units are earned by the achievement of certain corporate performance-based milestones. As of December 31, 2010, these milestones were not achieved. As a result, stock based compensation expense was not recognized for these awards in the year ended December 31, 2010. The remaining 187,950 restricted stock units granted in 2010 vest over three years.

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

During the year ended December 31, 2011, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 1,245,823 shares of restricted stock units and 733,300 shares of market stock units to certain employees. The value of the restricted stock awards of $3,771 was based on the closing stock market price on the date of award. These restricted stock units generally vest over three years. The fair value of the market stock units of at the issuance date of $2,645 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 82.92% and 35.29%, correlation coefficients of 1.0 and 0.2183, risk-free interest rate of 1.4%, and contractual life of 3 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index. As of December 31, 2012, certain market conditions related to these market stock units were met and as such, 207,683 market stock units were released during 2012 and 253,213 market stock units will be released in 2013.

During the year ended December 31, 2012, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 977,054 shares of restricted stock units and 699,000 shares of market-based stock units to certain employees. The fair value of the restricted stock awards of $2,887 was based on the closing stock market price on the date of award. These restricted stock units generally vest over three years. The fair value of the market-based stock units at the issuance date of $2,528 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 76.38% and 29.57%, correlation coefficients of 1.0 and 0.3561, risk-free interest rate of 1.34%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index. As of December 31, 2012, certain market conditions related to these market stock units were met and as such, 287,653 market stock units will be released in 2013.

Activity for the year end December 31, 2012 under the 1997 Stock Option Plan and 2006 Equity Incentive Plan is summarized as follows:

	Shares		Average
	Available	Number of	Exercise
	for Grant	Options	Price
Balance, December 31, 2011	2,888,295	5,765,066	$2.69
Additional shares reserved	1,800,000	—	—
Options granted	(293,500)	293,500	2.83
Restricted and market stock units granted	(1,678,107)	—	—
Options exercised	—	(264,535)	1.57
Options repurchased or cancelled	243,726	(243,726)	3.59
Restricted stock units repurchased or cancelled	360,136	—	—

Balance, December 31, 2012	3,320,550	5,550,305	$2.71

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Information regarding stock options outstanding at December 31, 2012 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Terms (Years)	Value
As of December 31, 2012
Options outstanding	5,550,305	$2.71	5.68	$3,824
Options vested and expected to vest	5,518,503	2.71	5.66	3,516
Options vested	4,605,710	2.80	5.20	3,391

The following table summarizes additional information regarding outstanding and exercisable stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.45 - $0.70	37,526	0.43	$0.57	37,526	$0.57
$1.00 - $1.00	960,053	6.13	$1.00	917,296	$1.00
$1.10 - $1.88	419,132	5.61	$1.44	383,557	$1.42
$1.90 - 1.90	894,478	2.43	$1.90	879,478	$1.90
$1.91 - 1.91	943,085	7.10	$1.91	654,041	$1.91
$2.00 - $2.75	681,193	7.43	$2.35	407,686	$2.37
$2.77 - $4.30	670,650	7.27	$3.23	381,938	$3.51
$4.63 - $11.00	944,188	4.74	$6.55	944,188	$6.55

$0.45 - $11.00	5,550,305	5.68	$2.71	4,605,710	$2.80

Non-employee stock options outstanding at December 31, 2011 and 2010, were 5,000 and 444,958 shares of common stock, respectively, at weighted average exercise prices of $0.45 and $1.77 per share, respectively. There are no non-employee stock options outstanding at December 31, 2012.

Information regarding common stock warrants outstanding at December 31, 2012 is summarized as follows:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Terms (Years)
As of December 31, 2012	4,587,082	$2.29	2.99

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

In connection with the $20 million draw down on the Company’s term loan facility on October 31, 2011 and November 17, 2011 (see note 6), the Company issued warrants to purchase 101,995 and 32,244 shares of common stock, respectively, with an exercise price of $2.206 and $2.326 per share, respectively. The warrants are exercisable immediately after issuance and expire in 10 years. The fair value of the warrants of $216 was calculated using the Black-Scholes option pricing model at the date of issuance using the following assumptions: dividend yield of 0%, expected volatility of 64.9%, risk free interest rate of 1.96% and 2.17% and a contractual life of ten years. The Company recorded the fair value of the warrants of $216 to loan warrant discount as a contra liability offsetting the respective term loan amounts on the Balance Sheet.

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

The Company amortized $227 and $15 from loan warrant discounts to interest expense in the statement of operations during the years ended December 31, 2012 and 2011, respectively.

Options Granted to Non-employees

The stock-based compensation expense related to options granted to non-employees will fluctuate as the deemed fair value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $0, $0 and $98 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company did not issue any options to non-employees during the years ended December 31, 2012, 2011 and 2010.

Valuation of Awards Granted to Employees

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table. Due to a lack of historical information regarding the volatility of the Company’s own stock price, expected volatility is based on an average of the historical and implied volatility of the Company and a peer group of publicly traded entities in the aesthetics market. The expected term of options gave consideration to historical exercises, the vesting term of the Company’s options, the cancellation history of the Company’s options and the options’ contractual term of ten

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

years. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant. The assumptions used to value options granted during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	0.71%	1.70%	2.14%
Expected volatility	61%	63%	66%
Expected term (years)	5.00	5.00	5.00

The assumptions used to value ESPP shares during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	0.11%	0.09%	0.20%
Expected volatility	56%	56%	68%
Expected term (years)	0.50	0.50	0.50

Total employee stock-based compensation expenses recorded during the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010
Employee stock-based compensation expense:
Employee stock-based compensation expense	$726	$1,382	$2,120
Employee stock purchase plan	366	239	191
Restricted stock units	3,471	1,676	93

Total stock-based compensation expense	$4,563	$3,297	$2,404

During the years ended December 31, 2012, 2011 and 2010, the Company granted stock options to purchase an aggregate of 293,500, 472,500 and 2,024,950 shares of common stock with an estimated weighted-average grant-date fair value of $1.45, $2.72 and $1.11 per share, respectively. The total fair value of options that vested during the years ended December 31, 2012, 2011 and 2010 was $712, $1,381 and $2,201, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $347, $1,412 and $160, respectively. Net cash proceeds from the exercise of stock options were $415, $1,436 and $579 for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee stock-based compensation expense recognized in the years ended December 31, 2012, 2011 and 2010 was $4,563, $3,297 and $2,404, respectively. The expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2012 and 2011, the Company had $1,259 and $2,003 respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over a remaining weighted-average period of 2.4 years and 2.4 years, respectively.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

At December 31, 2012 and 2011, the unrecognized compensation cost related to ESPP shares was $115 and $118, respectively, which will be recognized using the straight-line attribution method over 0.4 years. The weighted average estimated fair values of each stock issuance under the ESPP for the years ended December 31, 2012, 2011 and 2010 was $0.99, $0.92 and $0.78 per share, respectively.

At December 31, 2012 and 2011, the unrecognized compensation cost related to restricted stock unit awards was $2,850 and $2,388, respectively, which will be recognized using the straight-line attribution method over 1.70 and 2.19 years. The weighted average estimated fair values of each restricted stock unit issuance for the years ended December 31, 2012 and 2011 was $2.95 and $3.03 a share, respectively. At December 31, 2012 and 2011, the unrecognized compensation cost related to market stock unit awards was $2,413 and $1,592, respectively, which will be recognized using the straight-line attribution method over 1.78 years and 2.12 years, respectively. The weighted average estimated fair values of each market stock unit issuance for the year ended December 31, 2012 and 2011 was $3.62 and $3.61 a share, respectively.

Stock-based compensation expense recorded related to options granted to employees and non-employees, Employee Stock Purchase Plan, and restricted stock unit awards was allocated to cost of revenue, sales and marketing, research and development and general and administrative expense as follows:

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$499	$442	$270
Sales and marketing	968	820	741
Research and development	562	436	303
General and administrative	2,534	1,599	1,188

Total stock-based compensation expense	$4,563	$3,297	$2,502

NOTE 9 — INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Loss subject to domestic income taxes only	($38,179)	($7,035)	($1,693)
Income (loss) subject to foreign income taxes only	381	(454)	(105)

	($37,798)	($7,489)	($1,798)

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$3	$3	$114
State	68	107	76
Foreign	139	140	32

	$210	$250	$222
Deferred:
Federal	$—	($5,605)	$—
State	—	(805)	—

	$—	($6,410)	$—

Income tax (benefit) provision	$210	($6,160)	$222

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Net operating loss carryforwards	$35,765	$35,867
Inventory reserve	1,625	2,391
Research and development and alternative minimum tax credits	3,781	2,968
Deferred revenue	907	1,498
Other	5,406	5,539

Gross Deferred Tax Assets	47,484	48,263
Depreciation	(344)	(161)
Intangible assets	(14,634)	(18,476)

Gross Deferred Tax Liabilities	(14,978)	(18,637)

Total Deferred Tax Asset	32,506	29,626
Less: valuation allowance	(32,506)	(29,626)

Net deferred tax asset	$—	$—

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal benefit	0.10%	1.11%	3.18%
Foreign taxes	(0.14)%	2.81%	3.78%
Meals and entertainment	0.71%	2.63%	7.72%
Other	0.00%	0.98%	(0.07)%
Non-deductible contingent consideration	28.77%	0.00%	0.00%
NOL carryback	0.00%	0.00%	2.11%
Benefit for research and development credit	0.00%	0.00%	0.00%
Stock-based compensation	0.61%	2.73%	28.19%
Transaction costs	0.00%	6.25%	20.56%
Tax reserves	0.31%	1.24%	4.30%
Change in valuation allowance	4.19%	(66.01)%	(23.27)%

Provision for taxes	0.55%	(82.26)%	12.50%

Based upon the weight of available evidence, which includes the Company’s historical operating performance, low level of taxable income and the accumulated deficit, the Company provided a full valuation allowance against its net deferred tax asset at December 31, 2012 and 2011. The valuation allowance increased by $2,880, decreased by $5,108 and increased by $1,208 during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $110,679 and $82,959 for federal and California tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2022 for federal and 2013 for California purposes.

As of December 31, 2012, the Company had research and development credit carryforwards of approximately $4,500 and $5,600 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2019. The California tax credit can be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards is subject to an annual limitation due to the ownership percentage change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating losses and tax credit carryforwards before utilization. As of December 31, 2012, the Company estimates that approximately $14,800 and $14,500 in federal and California net operating losses, and $1,500 and $500 in federal and California R&D credits may expire due to the Section 382 ownership change limitations.

As of December 31, 2012, we did not recognize deferred tax assets relating to excess tax benefits for stock-based compensation deductions of $5,200 related to net operating losses. Unrecognized deferred tax benefits will be accounted for as a credit to additional paid in capital when realized through a reduction in income taxes payable.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

Uncertain Tax Positions

A reconciliation of the January 1, 2010 through December 31, 2012 amount of unrecognized tax benefits is as follows:

Beginning balance at January 1, 2010	2,869
Increases (decreases) of unrecognized tax benefits taken in prior years	(185)
Increases (decreases) of unrecognized tax benefits related to current year	163

Ending balance at December 31, 2010	2,847
Increases (decreases) of unrecognized tax benefits taken in prior years	83
Increases (decreases) of unrecognized tax benefits related to current year	307

Ending balance at December 31, 2011	3,237
Increases (decreases) of unrecognized tax benefits taken in prior years	34
Increases (decreases) of unrecognized tax benefits related to current year	298

Ending balance at December 31, 2012	3,569

At December 31, 2012, the Company had $3,569 of unrecognized tax benefits, of which, $506 would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and 2011, the Company had approximately $94 and $70, respectively, accrued for estimated interest related to uncertain tax positions. For the twelve months ended December 31, 2012 and 2011, the Company recorded estimated interest of $24 and $19, respectively. Penalties are immaterial at December 31, 2012.

The Company is subject to taxation in the U.S. federal, foreign jurisdictions, and various states, for which tax years 2001 through 2012 remain subject to examinations by the major tax jurisdictions as of December 31, 2012. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although there have been no such assessments historically with material impact to its financial results. In the event it receives an assessment for interest and/or penalties, such an assessment would be classified in the consolidated financial statements as income tax expense.

Management’s intent is to indefinitely reinvest the cumulative undistributed earnings of $865 from its foreign subsidiaries (amounts in thousands). Accordingly, no provision for Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company will be subject to United States federal and state income taxes.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012 (“ATRA”). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The Company estimates the benefit that it will receive as a result of the credit extension will be approximately $507. The benefit, which will be subjected to a full valuation allowance, will be recognized in the period of enactment, which is the first quarter of 2013.

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 10 — LICENSE AGREEMENT

Through the acquisition of Reliant in December 2008, the Company had an exclusive, royalty bearing, worldwide license, with the right to sub-license, with Massachusetts General Hospital (“MGH”) to patent applications relating to some of the technology used in the Fraxel laser systems. This license, ongoing royalty obligations and all rights thereunder terminated on December 31, 2010, provided however that MGH has granted a non-assert provision that applies to all of its products in the professional marketplace.

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

NOTE 12 — EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the board of directors. The Company made no contributions under this plan for the years ended December 31, 2012, 2011 and 2010.

NOTE 13 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012, 2011 and 2010, the Company paid $75 each year to a member of its board of directors under the terms of a consulting agreement.

During 2011, the Company entered into an equity method investment with a privately held company and initially received approximately 12.5% of the fully diluted as-if converted outstanding capital stock of the investee, in exchange for entering into a Development and Supply Agreement with the Company. We may have the ability to exercise significant influence, but not control, over the investee, therefore the investment has been accounted for as an equity method investment. As of December 31, 2012, the Company determined that the carrying amount of the investment may not be fully recoverable and therefore impaired. The impairment loss was immaterial and recorded within other income and expense, net, in the Company’s consolidated statements of operations for the year ended December 31, 2012 (see note 4).

Solta Medical, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars, except share and per share amounts)

NOTE 14 — SUBSEQUENT EVENT

On January 29, 2013, the Company, a wholly-owned subsidiary of the Company, Argonaut Limited Liability Company (“Merger Sub”), Sound Surgical Technologies LLC, (“Sound Surgical”) and Inlign CP III, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, the Company has agreed to acquire all of the outstanding membership interests of Sound Surgical by way of a merger in which Merger Sub will be merged with and into Sound Surgical with Sound Surgical continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).

On February 26, 2013, the Company completed the acquisition of Sound Surgical in accordance with the Merger Agreement for an aggregate of 9.73 million shares of the Company’s common stock (the “Closing Shares”) issued to Sound Surgical’s unit holders and (ii) approximately $4.4 million in cash, which includes adjustments to account for Sound Surgical’s working capital and cash balances at closing, to such holders and in respect of certain obligations of Sound Surgical outstanding at the closing. Pursuant to the Merger Agreement the Closing Shares have an ascribed value of $25.5 million based on the per share price equal to the volume-weighted average of the closing sales prices for the Company’s common stock on the NASDAQ Stock Market for a specified period prior to the date of the Merger Agreement (the “Closing Share Price”).

In addition, the Merger Agreement provides that the Company will issue additional shares of its common stock (the “Earn-Out Shares”) to unit holders of Sound Surgical upon the achievement of certain revenue milestones in 2013 from the sale of Sound Surgical products. The Earn-Out Shares, if any, are issuable in the first quarter of 2014. The maximum number of Earn-Out Shares issuable under the Merger Agreement is 3.63 million shares, with an aggregate value of $9.5 million in total based on the Closing Share Price.

In connection with the acquisition, the Company assumed the Sound Surgical Louisville, Colorado, facility lease, and expects to maintain this facility and over the next 12 months, will integrate Sound Surgical into its existing worldwide operations. The Company will complete the preliminary purchase price allocation of acquisition in the first quarter of fiscal 2013. The results of Sound Surgical’s operations will be included in the Company’s consolidated results of operations beginning with the date of the acquisition in the first quarter of fiscal 2013.

NOTE 15 — SUPPLEMENTARY DATA — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2012:

	Quarters Ended
	Dec. 31, 2012	Sep. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
Net revenue	$39,801	$35,028	$37,262	$32,454	$33,168	$27,411	$28,954	$26,451

Gross margin	$24,171	$21,215	$23,548	$20,243	$19,104	$17,892	$18,563	$18,061

Net income (loss)	$(45)	$(2,878)	$(26,286)	$(8,799)	$1,047	$(1,145)	$(206)	$(1,025)

Basic income (loss) per share	($0.00)	($0.04)	($0.43)	($0.14)	$0.02	($0.02)	($0.00)	($0.02)

Diluted income (loss) per share	($0.00)	($0.04)	($0.43)	($0.14)	$0.02	($0.02)	($0.00)	($0.02)

SCHEDULE II

SOLTA MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs, Recoveries and Adjustments	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2010	$397	$110	$113	$394
Year ended December 31, 2011	$394	$—	$168	$226
Year ended December 31, 2012	$226	$459	$32	$653

Valuation allowance for deferred tax assets
Year ended December 31, 2010	$33,526	$1,208	$—	$34,734
Year ended December 31, 2011	$34,734	($5,108)	$—	$29,626
Year ended December 31, 2012	$29,626	$2,880	$—	$32,506

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow for timely decisions regarding required disclosure.

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

To evaluate the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment using those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

There have not been any changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B.	Other Information

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hayward, State of California, on the 6th day of March 2013.

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

Signature	Title	Date

/s/ STEPHEN J. FANNING Stephen J. Fanning	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013

/S/ JOHN F. GLENN John F. Glenn	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013

/S/ HAROLD L. COVERT Harold L. Covert	Director	March 6, 2013

/S/ LINDA GRAEBNER Linda Graebner	Director	March 6, 2013

/S/ DAVID HOLTHE David Holthe	Director	March 6, 2013

/S/ EDWARD W. KNOWLTON, MD Edward W. Knowlton, MD	Director	March 6, 2013

/S/ CATHY L. MCCARTHY Cathy L. McCarthy	Director	March 6, 2013

/S/ MARK M. SIECZKAREK Mark M. Sieczkarek	Director	March 6, 2013

/S/ ERIC B. STANG Eric B. Stang	Director	March 6, 2013

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
3.2	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.	S-1/A	333-13650	3.3	11/9/06
3.3	Certificate of Ownership and Merger of Solta Medical, Inc. dated as of January 12, 2009.	8-K	001-33123	3.3	1/12/09
3.5	Amended and Restated Bylaws as currently in effect.	8-K	001-33123	3.1	4/12/12
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-136501	4.1	10/20/06
4.2	Amended and Restated Investor Rights Agreement dated March 12, 2002 by and among the Registrant and certain stockholders.	S-1	333-136501	4.2	8/10/06
4.3	Form of Warrant to Purchase Common Stock.	8-K	001-33123	4.2	1/8/10
4.4	Form of Debt Security	S-3	333-181074	4.5	5/1/12
4.5	Form of Indenture	S-3	333-181074	4.6	5/1/12
10.1*	Form of Indemnification Agreement for directors and executive officers.	S-1	333-136501	10.1	8/10/06
10.2*	1997 Stock Option Plan.	S-1	333-136501	10.2	8/10/06
10.3*	Amended and Restated 2006 Equity Incentive Plan.	10-Q	001-33123	10.2	5/4/11
10.4*	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock Units under the 2006 Equity Incentive Plan.	8-K	001-33123	10.1	2/13/07
10.5*	Form of Notice of Grant for, and Terms and Conditions of, Restricted Stock under the 2006 Equity Incentive Plan.	8-K	001-33123	10.2	2/13/07
10.6*	Form of Notice of Grant for, and Terms and Conditions of, Stock Options under the 2006 Equity Incentive Plan.	8-K	001-33123	10.3	2/13/07
10.7*	Form of Notice of Grant for, and Terms and Conditions of, Market Stock Units under the 2006 Equity Incentive Plan.	10-Q	001-33123	10.1	5/4/11
10.8*	2006 Employee Stock Purchase Plan.	S-1	333-136501	10.4	8/10/06
10.9	Sublease Agreement dated September 7, 2004 by and between Thermage, Inc. and iAnywhere Solutions, Inc. for office space located at 25881 and 25901 Industrial Boulevard, Hayward, California and exhibits thereto.	S-1	333-136501	10.5	9/21/06
10.10*	Restated and Amended Consulting Agreement dated July 30, 1998 by and between the Thermage, Inc. and Edward W. Knowlton, M.D. and the amendments thereto.	S-1	333-136501	10.9	10/20/06
10.11*	Restated and Amended Intellectual Property Assignment and License Agreement dated July 30, 1998 by and between the Registrant and Edward W. Knowlton, M.D.	S-1	333-136501	10.10	8/10/06
10.12*	Employment Agreement dated January 7, 2005 by and between Thermage, Inc. and Stephen J. Fanning.	S-1	333-136501	10.11	8/10/06

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
10.13*	Employment Agreement dated November 5, 2007 by and between the Registrant and John F. Glenn.	8-K	001-33123	10.17	1/4/08
10.14*	Severance Benefit Plan effective as of February 1, 2005.	S-1	333-136501	10.12	8/10/06
10.15*	Form of Change of Control and Severance Agreement for Chief Executive Officer.	10-Q	001-33123	10.21	8/11/08
10.16*	Form of Change of Control and Severance Agreement for Chief Financial Officer and Chief Operating Officer.	10-Q	001-33123	10.22	8/11/08
10.17*	Form of Change of Control and Severance Agreement for Vice Presidents.	10-Q	001-33123	10.23	8/11/08
10.18	Loan and Security Agreement, dated as of March 9, 2009, by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	3/11/11
10.19	Unconditional Guaranty, dated as of March 9, 2009, by Reliant Technologies, LLC in favor of Silicon Valley Bank.	8-K	001-33123	10.2	3/11/11
10.20	Security Agreement, dated as of March 9, 2009, by and between Reliant Technologies LLC and Silicon Valley Bank.	8-K	001-33123	10.3	3/11/11
10.21	First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 30, 2009.	8-K	001-33123	10.1	3/31/09
10.22	Second Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank dated June 30, 2009.	8-K	001-33123	10.1	7/6/09
10.23	Third Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated March 31, 2010.	8-K	001-33123	10.1	4/5/10
10.24	Fourth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 15, 2010.	10-K	001-33123	10.29	3/16/11
10.25	Fifth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated April 20, 2011.	8-K	001-33123	10.1	4/25/11
10.26	Sixth Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated September 12, 2011.	10-Q	001-33123	10.1	11/2/11
10.27	Seventh Amendment to Loan and Security Agreement between Solta Medical, Inc. and Silicon Valley Bank dated October 25, 2011.	10-Q	001-33123	10.3	11/2/11
10.28	Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated September 12, 2011.	10-Q	001-33123	10.2	11/2/11
10.29	Schnitzer North Creek, Business Center Lease Agreement between, Liposonix, Inc. and S/I North Creek I, LLC dated May 30, 2007	10-K	001-33123	10.29	3/14/12

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
10.30	Landlord’s Consent to Assignment of Lease in Connection with Acquisition between Solta Medical, Inc., S/I North Creek, LLC, and Medicis Technologies Corporation (f/k/a Liposonix, Inc.) dated October 28, 2011	10-K	001-33123	10.30	3/14/12
10.31	First Amendment to Lease between Solta Medical, Inc., S/I North Creek, LLC, and Liposonix, Inc. dated January 27, 2012	10-K	001-33123	10.31	3/14/12
10.32	Amendment to Stock Purchase Agreement between Solta Medical, Inc. and Medicis Pharmaceutical Corporation dated August 21, 2012	8-K	001-33123	10.1	8/27/12
10.33	Loan and Security Agreement dated as of August 29, 2012 by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	9/4/12
10.34	Eighth Amendment to Loan and Security Agreement dated as of August 29, 2012 by and between Solta Medical, inc. and Silicon Valley Bank.	8-K	001-33123	10.2	9/4/12
10.35	Agreement and Plan of Merger, dated as of January 29, 2013 by and among Solta Medical, Inc., Sound Surgical Technologies LLC, Argonaut Limited Liability Company, and Inlign CP III, L.P. solely in the capacity of Representative.	8-K	001-33123	10.1	2/26/13
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche LLC, Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement
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