Form 10-Q
period 2013-03-31
SOLTA MEDICAL INC
filed 2013-05-03
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 79,414,304 shares of the registrant’s common stock were outstanding.

SOLTA MEDICAL, INC.

“Solta Medical”, “Thermage”, “Fraxel”, “Isolaz”, “CLARO”, “Clear + Brilliant”, “Liposonix”, and “VASER” are registered trademarks of Solta Medical Inc. or its subsidiaries in the United States and other countries. Other trademarks, trade names and service marks appearing in this document are the property of their respective owners.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,990	$38,097
Accounts receivable, net	21,607	20,570
Inventories	21,254	16,611
Prepaid expenses and other current assets	5,952	8,476

Total current assets	75,803	83,754
Property and equipment, net	7,694	6,401
Purchased intangible assets, net	61,232	42,428
Goodwill	103,998	96,620
Other assets	818	520

Total assets	$249,545	$229,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$9,393	$7,283
Accrued liabilities	13,980	17,343
Current portion of contingent consideration liability	34,200	21,400
Current portion of deferred revenue	3,712	3,985
Short-term borrowings	9,669	8,345
Customer deposits	662	637

Total current liabilities	71,616	58,993
Deferred revenue, net of current portion	656	683
Term loan, net of current portion	15,376	18,063
Non-current tax liabilities	2,492	2,478
Contingent consideration liability	29,000	38,500
Other liabilities	1,196	899

Total liabilities	120,336	119,616

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 79,337,751 and 68,795,987 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	79	69
Additional paid-in capital	242,176	220,489
Accumulated deficit	(113,046)	(110,451)

Total stockholders’ equity	129,209	110,107

Total liabilities and stockholders’ equity	$249,545	$229,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$34,523	$32,454
Cost of revenue	12,844	12,211

Gross margin	21,679	20,243

Operating expenses
Sales and marketing	14,207	13,946
Research and development	5,335	5,305
General and administrative	6,977	4,660
Remeasurement of contingent consideration liability	(3,100)	4,700

Total operating expenses	23,419	28,611

Loss from operations	(1,740)	(8,368)
Interest income	9	3
Interest expense	(692)	(351)
Other expense, net	(95)	(26)

Loss before income taxes	(2,518)	(8,742)
Income tax provision	77	57

Net loss	$(2,595)	$(8,799)

Net loss per share:
Basic and diluted	$(0.04)	$(0.14)

Weighted average shares outstanding used in calculating net loss per common share:
Basic and diluted	72,113,007	61,352,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,595)	$(8,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,871	2,673
Loss on disposal of property, plant and equipment	—	7
Stock-based compensation	1,200	1,140
Contingent consideration fair value adjustment	(3,100)	4,700
Tax expense from stock options exercises	(3)	—
Loan warrant discount amortization	118	24
Final payment accrual on debt financings	248	133
Provision for doubtful accounts	31	116
Write-down of excess and obsolete inventory	44	87
Change in assets and liabilities:
Accounts receivable	1,693	(1,133)
Inventories	(1,448)	(981)
Prepaid expenses and other current assets	308	489
Other assets	67	—
Accounts payable	266	664
Accrued and other liabilities	(3,322)	(1,122)
Deferred revenue	(409)	(391)
Customer deposits	25	572
Deferred rent	7	24

Net cash used in operating activities	(3,999)	(1,797)

Cash flows from investing activities
Acquisition of property and equipment	(681)	(669)
Payments for acquisitions, net of cash acquired	(4,243)	—

Net cash used in investing activities	(4,924)	(669)

Cash flows from financing activities
Repayment of loan agreements	(1,482)	(4,598)
Cash settlement of vested restricted stock units	(937)	(469)
Proceeds from exercise of stock options	235	151
Proceeds from loan agreement borrowings	—	1,750

Net cash used in financing activities	(2,184)	(3,166)

Net decrease in cash and cash equivalents	(11,107)	(5,632)
Cash and cash equivalents at beginning of period	38,097	17,417

Cash and cash equivalents at end of period	$26,990	$11,785

Supplemental disclosure of cash flow information
Cash paid for interest	$331	$194
Cash paid (refunded) for taxes	30	(3)
Accounts payable and accrued liabilities related to property and equipment purchases	301	347
Issuance of common stock for vested restricted stock units	2,579	1,444

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies that are disclosed in the Company’s Annual Report on Form 10-K filed on March 6, 2013 have not changed since December 31, 2012.

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

The following table summarizes net revenue by product:

	Three Months Ended March 31,
	2013	2012
Systems	$13,782	$14,142
Tips and other consumables	18,897	16,778

Net revenue from products	32,679	30,920
Services and other	1,844	1,534

Total net revenue	$34,523	$32,454

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2013	2012
North America	$13,833	$16,985
Asia Pacific	14,241	10,163
Europe/Middle East	5,307	4,426
Rest of the world	1,142	880

Total net revenue	$34,523	$32,454

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

	Three Months Ended March 31,
	2013	2012
Historical net loss per share:
Numerator:
Net loss	$(2,595)	$(8,799)

Denominator:
Weighted-average common shares outstanding used in calculating basic and diluted net loss per share	72,113,007	61,352,524

Basic and diluted net loss per share	$(0.04)	$(0.14)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	5,428,429	5,712,183
Common stock warrants	4,586,971	4,414,191
Restricted and market-based stock units	2,842,529	2,633,793
Common stock issuable under Employee Stock Purchase Plan	173,452	163,830

NOTE 3 — SOUND SURGICAL ACQUISITION

On January 29, 2013, the Company, a wholly-owned subsidiary of the Company, Argonaut Limited Liability Company (“Merger Sub”), Sound Surgical Technologies LLC, (“Sound Surgical”) and Inlign CP III, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, the Company has agreed to acquire all of the outstanding membership interests of Sound Surgical by way of a merger of Merger Sub with and into Sound Surgical with Sound Surgical continuing as the surviving corporation and a wholly-owned subsidiary of the Company (the “Merger”).

On February 26, 2013, the Company completed the acquisition of Sound Surgical in accordance with the Merger Agreement for an aggregate of (i) 9,732,824 shares of the Company’s common stock (the “Closing Shares”) issued to Sound Surgical’s unit holders and (ii) approximately $4,377 in cash, which includes adjustments to account for Sound Surgical’s working capital and cash balances at closing, to such holders and in respect of certain obligations of Sound Surgical outstanding at the closing. The Closing Shares have a fair value of $21,200 based on the per share price equal to the volume-weighted average of the closing sales prices for the Company’s common stock on the NASDAQ Stock Market for a specified period prior to the date of the Merger Agreement (the “Closing Share Price”) and applied discounts for lack of marketability.

In addition, the Merger Agreement provides that the Company will issue additional shares of its common stock (the “Earn-Out Shares”) to unit holders of Sound Surgical upon the achievement of certain revenue milestones in 2013 from the sale of Sound Surgical products. The Earn-Out Shares, if any, are issuable in the first quarter of 2014. The maximum number of Earn-Out Shares issuable under the Merger Agreement is 3,625,954 shares, with an aggregate value of $9,500 in total based on the Closing Share Price. The fair value of the total contingent consideration recognized on the acquisition date of $6,400 was estimated by calculating a probability weighted expected earn-out, divided by the Closing Share Price as agreed to in the Merger Agreement, then multiplied by Solta’s end of day stock price on the acquisition date, and finally discounted by a lack of marketability discount factor of 11.5%. Also, the Company assumed the Sound Surgical Louisville, Colorado, facility lease. The Company expects to maintain this facility lease and over the next 12 months, and will integrate Sound Surgical into its existing worldwide operations.

As of March 31, 2013, the fair value of this contingent consideration liability has been decreased to $6,100 to reflect the updated fair value estimate of the liability and accordingly $300 was recognized as a credit in the condensed consolidated statement of operations during the three months ended March 31, 2013 (see note 4 regarding Level 3 unobservable inputs used at March 31, 2013 to measure the contingent consideration liability for Sound Surgical). The decrease in the updated fair value of the contingent consideration is due to changes in the Company’s stock price at March 31, 2013 and accretion of the liability. If the Company’s actual results differ from those probability-weighted earnout estimates, the contingent consideration liability will be adjusted accordingly.

The following summarizes the preliminary purchase price allocation of the Sound Surgical acquisition as of the acquisition date. Due to the timing of the acquisition, some amounts are subject to change within the measurement period for adjustments of the acquisition consideration based on the final determination of Sound Surgical’s working capital:

Cash	$134
Accounts receivable	2,761
Inventory	3,430
Prepaid expenses and other assets	684
Property and equipment	1,222
Intangible assets:
VASER trade name	1,500
Customer relationships	12,500
Core/Developed Technology	6,800
Goodwill	7,378
Other long term assets	364

Total assets acquired	36,773
Liabilities assumed:
Accounts payable	1,814
Accrued liabilities	2,953
Deferred revenue	22
Other liabilities	7

Total liabilities acquired	4,796
Net acquired assets	$31,977

Of the total original purchase price of $31,977, $20,800 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to nine years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18.0% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used two methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the developed technology and trade name intangibles with after-tax royalty rates of 6.5% and 0.7%, respectively.

The Company allocated the residual value of $7,378 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is expected to be deductible over 15 years for tax purposes. The factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were:

•	expanded base of industry knowledge and expertise; and

•	expansion of the Company’s global presence thereby increasing market penetration.

For the period from February 26, 2013 to March 31, 2013, revenue from the sales of Sound Surgical products was not significant. Net income associated with Sound Surgical products and operations cannot be determined given the integration of Sound Surgical’s operations within the Company. The Company’s consolidated financial statements include the results of operations of Sound Surgical from the date of acquisition through March 31, 2013.

During the three months ended March 31, 2013, the Company incurred an aggregate of $1,707 in acquisition and severance-related costs related to the acquisitions of Sound Surgical. During the three months ended March 31, 2012, the Company incurred an aggregate $123 in acquisition and severance-related costs related to the acquisitions of Liposonix. These expenses are included in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2013 and 2012.

NOTE 4 — BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$7,169	$7,564
Work-in-process	281	418
Finished goods	13,804	8,629

	$21,254	$16,611

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010, Liposonix on November 1, 2011, and Sound Surgical on February 26, 2013. The carrying amount and accumulated amortization expense of the acquired intangible assets at March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($7,964)	$13,356
Product technology	7 - 9 years	31,970	(8,223)	23,747
Future royalties contract	10 years	3,890	(584)	3,306

		57,180	(16,771)	40,409
Intangible assets amortized to operating expenses:
Trade Names	6 - 10 years	6,580	(1,998)	4,582
Customer relationships	4 - 12 years	19,210	(2,969)	16,241

		25,790	(4,967)	20,823

Total intangible assets		$82,970	($21,738)	$61,232

December 31, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6 - 12 years	$21,320	($7,460)	$13,860
Product technology	7 - 9 years	25,170	(7,388)	17,782
Future royalties contract	10 years	3,890	(486)	3,404

		50,380	(15,334)	35,046
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade name	6 - 10 years	5,080	(1,832)	3,248
Customer relationships	4 - 12 years	6,710	(2,576)	4,134

		12,910	(5,528)	7,382

Total intangible assets		$63,290	($20,862)	$42,428

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three months ended March 31, 2013, the Company recorded amortization expense in the amount of $1,437 to cost of revenue and $559 to operating expenses, and during the three months ended March 31, 2012, the Company recorded amortization expense in the amount of $1,377 to cost of revenue and $358 to operating expenses.

As of March 31, 2013, the total expected future amortization related to the Company’s existing intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2013	$4,690	$3,132	$7,822
2014	6,254	4,135	10,389
2015	6,225	3,862	10,087
2016	4,610	3,690	8,300
2017 and thereafter	18,630	6,004	24,634

	$40,409	$20,823	$61,232

The Company tests its long-lived assets for impairment if events or changes in circumstances indicate that the assets may be impaired. No impairment indicators of intangibles and long-lived assets were identified through March 31, 2013. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$96,620	$96,620
Addition from acquisition	7,378	—

Balance at end of period	$103,998	$96,620

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on the Company’s single operating segment and reporting unit structure. No goodwill impairment was identified through March 31, 2013. There can be no assurance that future goodwill impairments will not occur.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Payroll and related expenses	$4,680	$6,723
Accrued claims and settlements	189	3,189
Standard warranty	1,625	1,724
Professional fees	746	662
Other	6,740	5,045

	$13,980	$17,343

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

The carrying value of the Company’s term loans under the credit facility and the subordinated debt facility as reported in the condensed consolidated balance sheets approximates fair value. The fair values of the Company’s credit facility and subordinated debt facility are measured based on Level 3 inputs such as borrowing rates available to the Company for loans with similar terms.

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because some of the inputs used to value the liability are unobservable and developed by the Company using its own assumptions at March 31, 2013. At the end of each reporting period, the Company remeasures its contingent consideration liability at fair value.

The unobservable inputs at March 31, 2013 are as follows:

Level 3 Fair Value Measurement	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability:
Liposonix	$57,100	Discounted cash flow	Weighted average cost of capital	21.7%
			Long term discount rate	21.5%
Sound Surgical	$6,100	Probability weighted earnout	Discount for lack of marketability	11.0%

	$63,200

The unobservable inputs at December 31, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability:
Liposonix	$59,900	Discounted cash flow	Weighted average cost of capital	25.2%
			Long term discount rate	25.0%

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration liability are weighted average cost of capital, long term discount rate and discount for lack of marketability. Significant increases or decreases in any of these inputs in isolation would result in a significantly higher or lower fair value measurement. Generally, a change in the assumption used for the weighted average cost of capital is accompanied by a directionally similar change in the assumption used for the long term discount rate.

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2012	$59,900
Additional contingent consideration liability resulting from the Sound Surgical acquisition	6,400
Change in fair value of the Liposonix contingent consideration liability recorded as a credit	(2,800)
Change in fair value of the Sound Surgical contingent consideration liability recorded as a credit	(300)

Fair value at March 31, 2013	$63,200

As of March 31, 2013 and December 31, 2012, $34,200 and $21,400, respectively, of the contingent consideration liability was classified as current, and $29,000 and $38,500, respectively, was classified as non-current.

On September 12, 2011, the Company entered into a stock purchase agreement (“Purchase Agreement”) with Medicis Pharmaceutical Corporation (“Medicis”) pursuant to which the Company agreed to acquire from Medicis all the outstanding shares of Medicis Technologies Corporation (f/k/a LipoSonix, Inc.) (“Liposonix”). The Company closed the transaction on November 1, 2011. In connection with the transaction, the Company has agreed to pay to Medicis additional cash payments, which obligation will expire after approximately seven years, based upon, among other things, the achievement of year-to-year increases and specified targets in the adjusted net sales and adjusted gross profits of the Liposonix products, subject to the terms and conditions of the Purchase Agreement. The fair value of the total contingent consideration recognized on the acquisition date of $26.6 million was estimated by applying a probability weighted discounted cash-flow approach. The fair value of the contingent consideration liability was increased to $59,900 to update the fair value of the liability at December 31, 2012.

As of March 31, 2013, the fair value of this contingent consideration liability has been decreased to $57,100 to reflect the updated fair value estimate of the liability, and accordingly a $2,800 credit was recognized in general and administrative expenses within the condensed consolidated statement of operations during the three months ended March 31, 2013 (see above regarding Level 3 unobservable inputs used at March 31, 2013 to measure the contingent consideration liability). The decrease in the updated fair value of the contingent consideration was due primarily to changes in the Company’s estimate of achievement in specified net sales and adjusted gross profit targets over the remaining six-year earnout period and accretion of the liability. If the Company’s actual results differ from those estimates, the contingent consideration liability will be adjusted accordingly.

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$1,724	$1,647
Additions from acquisition	123	—
Accruals for warranties issued during the period	746	1,207
Settlements made during the period	(968)	(1,125)

Balance at end of period	$1,625	$1,729

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

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$3,039	$3,256
Additions from acquisition	87	—
Payments received	1,404	892
Revenue recognized	(1,210)	(1,120)

Balance at end of period	$3,320	$3,028

As of March 31, 2013 and December 31, 2012, $2,663 and $2,356, respectively, of the extended warranty contracts was classified as current, and $656 and $683, respectively, was classified as non-current. The Company incurred costs of $537 and $366 under extended warranty contracts during the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 6 — LOAN AND SECURITY AGREEMENTS

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through March 2013.

On March 18, 2013, the Company entered into the ninth amendment to the Loan Agreement which provided for an early termination option on the revolving line of credit prior to the maturity date, provided an early termination fee of $240 is paid; a fully earned, non-refundable facility fee of $120 due on the effective date of the ninth amendment and on the earlier of (1) the first anniversary of the Amendment or (2) the date the revolving line of credit is terminated early; an increase of credit available under the revolving line of credit from $8,000 to $12,000; an extension to the maturity date of borrowings under the revolving line of credit to March 18, 2015; amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio; consent to the acquisition of Sound Surgical Technologies LLC; and the addition of Sound Surgical Technologies LLC as a “Guarantor” under the Loan and Security Agreement, and associated security agreements from it.

At March 31, 2013, there was no outstanding balance on the revolving loan facility, $15,600 was outstanding as secured term loans under the Loan Agreement, $10,000 was outstanding on the subordinated debt facility that the Company entered into in August 2012 with the Lender and $555 was remaining as loan warrant discount. As of March 31, 2013, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of March 31, 2013.

NOTE 7 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where the Company believes that a reasonably possible loss exists, it discloses the facts and circumstances of the litigation, including an estimate range, if possible. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred.

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

In January 2008, a product design complaint was filed against the Company in Federal District Court in Maryland. The individual plaintiff sought monetary damages, attorney’s fees and costs of the action. Trial commenced on September 11, 2011. On September 29, 2011 a jury reached a verdict which was in favor of the plaintiff and awarded to the plaintiff an amount of total damages that is within the Company’s insurance limits. In response to the verdict, the Company filed a motion for judgment notwithstanding the verdict and alternatively, a motion for a new trial. Those motions were denied by the court on August 2, 2012. The Company had meritorious reasons to contest the judgment and it filed an appeal to the Circuit Court of Appeals. The parties subsequently entered into a confidential settlement agreement on February 20, 2013. In light of the settlement, the Company’s appeal became moot and the lawsuit is now resolved. The settlement did not have a material impact to the Company’s financial results.

In April of 2011, Plaintiff, an individual, filed suit against Sound Surgical Technologies, LLC, Hector Oscar Molina, MD, and Molina Medical Management Group, Ltd. d/b/a Molina Medical Center in Texas District Court. The Plaintiff seeks unspecified damages, including pre-judgment, post-judgment and taxable costs. Plaintiff alleges that Sound Surgical Technologies, LLC was negligent for selling its product to an allegedly unqualified doctor and for providing inadequate training. The Company believes the allegations against Sound Surgical Technologies, LLC are without merit and there is adequate insurance to cover its defense.

On May 3, 2012, the Company and Reliant Technologies, which the Company acquired in December 2008, were served with a class action complaint filed in the United States District Court for the Northern District of California alleging that Reliant Technologies caused unsolicited fax advertisements to be sent to the plaintiff in 2008, in violation of the TCPA. Plaintiff, on behalf of itself and the putative class, seeks the greater of actual damages or statutory damages in the amount of $500 per violation, treble damages for any willful violations, and injunctive relief. The parties have exchanged initial disclosures and discovery has commenced. The parties participated in private mediation on March 11, 2013, and settlement negotiations are ongoing. No trial date has been set. The Company is unable to reasonably estimate a range of loss at this time and intends to vigorously defend this action.

On December 7, 2012, Richard Clement (“plaintiff”), as putative representative for the shareholders of CLRS Technology Company (“CLRS”), filed suit against the Company in the Superior Court of the State of California for the County of Alameda. Plaintiff alleges that the Company breached its October 15, 2010 merger agreement with CLRS, and in particular alleges that the Company was required, but failed, to use its best efforts to market CLARO during the earnout period. The Company denies these allegations. Plaintiff asserts three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California Business and Professions Code §§17200 et seq. On April 19, 2013, the Court entered an order sustaining the Company’s demurrer to the complaint, and granting plaintiff leave to file an amended complaint. On April 30, 2013, plaintiff filed his first amended complaint (“Complaint”) asserting only two causes of action: breach of contract, and breach of the implied covenant of good faith and fair dealing. The Company has ten days to demur or otherwise respond to the Complaint. The Company believes that the claims are without merit and intends to defend the action vigorously.

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

	Three Months ended March 31,
	2013	2012
Stock-based compensation expense:
Employee stock-based compensation expense	$156	$181
Employee stock purchase plan	75	72
Restricted and market—based stock units	969	887

Total stock-based compensation expense	$1,200	$1,140

	Three Months ended March 31,
	2013	2012
Cost of revenue	$136	$112
Sales and marketing	213	207
Research and development	139	162
General and administrative	712	659

Total stock-based compensation expense	$1,200	$1,140

During the three months ended March 31, 2013, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 669,382 shares of restricted stock units and 523,800 shares of market-based stock units to certain employees. The fair value of the restricted stock awards of $1,724 was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market-based stock units at the issuance date of $1,275 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 63.33% and 26.01%, correlation coefficients of 1.0 and 0.54631, risk-free interest rate of 0.37%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7 “Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 6, 2013.

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

We were incorporated in 1996 and received FDA clearance for our first Thermage RF system in 2002. Through a number of acquisitions, we added the Fraxel laser systems from our acquisition of Reliant Technologies, Inc. in December 2008; the Isolaz (IPL) system from our acquisition of Aesthera Corporation in February 2010; the CLARO (IPL) personal care acne treatment device from our acquisition of CLRS Technology Corporation in October 2010, the Liposonix system from our acquisition of Medicis Technologies Corporation in November 2011, and the VASER system from our acquisition of Sound Surgical Technologies LLC in February 2013. In addition, FDA clearance for the Clear + Brilliant laser system and the second generation Liposonix system were received in May and October 2011, respectively.

Net revenue for the three months ended March 31, 2013 increased 6% or $2.0 million, to $34.5 million, from $32.5 million in the same period in 2012, due primarily to the sale of VASER products acquired in the acquisition of Sound Surgical Technologies LLC in February 2013. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets may have limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

Acquisition of Sound Surgical

We completed the acquisition of Sound Surgical on February 26, 2013. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company’s consolidated financial statements include the results of operations of Sound Surgical from the date of acquisition through March 31, 2013.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the three months ended March 31, 2013 and 2012, we derived 55% and 52% respectively, of our revenue from treatment tips and consumable sales, and 40% and 44% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development, shipping and royalty revenue.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the three months ended March 31, 2013 and 2012, we derived 40% and 52%, respectively, of our revenue from sales of our products and services within North America, and 60% and 48%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended March 31,
	2013	2012
North America	40%	52%
Asia Pacific	41%	31%
Europe/Middle East	16%	14%
Rest of the world	3%	3%

Total net revenue	100%	100%

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $34.5 million for the three months ended March 31, 2013, an increase of $2.0 million, or 6%, compared to $32.5 million for the three months ended March 31, 2012. The increase in revenue was due primarily from the sale of the new VASER products that launched in March 2013, an increase of net tips and consumable sales and an increase in handpiece sales. The increase was partially offset by a decrease in existing system sales and system upgrades which was due primarily to competitive market pressures and a manufacturing issue with the Liposonix transducer treatment tip that we experienced in our North America regions. The Liposonix transducer manufacturing issue was corrected by the end of March, 2013. System sales for the three months ended March 31, 2013 was $13.8 million, a decrease of $0.4 million, or 3%, compared to $14.1 million for the same period of 2012. Sale of treatment tips and other consumables increased by $2.1 million or 13%, to $18.9 million for the three months ended March 31, 2013 from $16.8 million for the same period of 2012.

Cost of Revenue. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 63% of revenue for the three months ended March 31 2013, compared with 62% of revenue for the same period in 2012. The slight increase in gross margin when compared to the prior year period was primarily due a higher mix of tip sales, lower warranty expenses and manufacturing spending net of overhead absorption, partially offset by increased expenses related to higher manufacturing scrap material.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related costs in our sales, marketing, clinical training, and customer service departments, customer-attended workshops, trade shows, advertising, public relations, marketing sponsorship programs, and marketing materials. Sales and marketing expenses for the three months ended March 31, 2013 were $14.2 million, an increase of $0.3 million, or 2%, compared to $13.9 million for the same period in 2012. The increase was primarily attributable to an increase of $0.2 million in advertising and marketing program expenses for launching our products in new markets, an increase of $0.2 million in professional outside services, an increase of $0.2 million in amortization of intangibles acquired in the Sound Surgical acquisition which closed in February 2013, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses, partially offset by a decrease of $0.4 million in employee payroll, commissions and related travel and entertainment expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses remained fairly constant at $5.3 million for the three month periods ended March 31, 2013 and 2012. Compared to the prior year, employee payroll and related expenses increased by $0.1 million, which was mainly due to increased headcount resulting from research and development personnel acquired in our Sound Surgical acquisition, and an increase of $0.1 million in clinical studies and other research, offset by a decrease of $0.2 million in professional outside services.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three month ended March 31, 2013 were $7.0 million, an increase of $2.3 million, or 50%, compared with $4.7 million for the same period in 2012. The increase from the prior year period was primarily due to an increase of $1.6 million in acquisition and severance related expenses resulting from the acquisition of Sound Surgical in February 2013. In addition, professional outside services increased by $0.3 million, mostly legal services, employee payroll and related expenses increased by $0.2 million, and there was an increase of $0.2 million in additional excise taxes due to the new medical device excise tax effective January 1, 2013.

Remeasurement of contingent consideration liability. Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the three months ended March 31, 2013, the contingent consideration fair value adjustment was a $3.1 million credit associated with the acquisitions of Liposonix and Sound Surgical, and for the three months ended March 31, 2012, the contingent consideration fair value adjustment was a $4.7 million expense associated with the acquisition of Liposonix. The acquisition of Liposonix closed in the fourth quarter of 2011 and the acquisition of Sound Surgical closed in the first quarter of 2013. The decrease to the contingent consideration liability recorded in the first three months of 2013 was due primarily to changes in our estimates of achievement in specified net sales and adjusted gross profit targets over the remaining six-year Liposonix earnout period and changes in the company’s stock price used to value the Sound Surgical contingent consideration liability. The increase to the contingent consideration liability recorded in the first three months of 2012 was due primarily to changes in our estimates of achievement in specified net sales and adjusted gross profit targets over the seven-year Liposonix earnout period.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income increased $6,000 to $9,000 for the three months ended March 31, 2013, from $3,000 for the same period in 2012. The increase is primarily due to higher average cash and cash equivalent balances during the first quarter of 2013.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $0.3 million to $0.7 million for the three months ended March 31, 2013 from $0.4 million for the same period in 2012. The increase is primarily a result of the new subordinated debt facility we entered into in August 2012.

Other Expense, net. Net other expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net other expense was $95,000 and $26,000 in the three months ended March 31, 2013 and 2012, respectively. The net expense increase during the first quarter of 2013 is primarily due to higher foreign exchange losses from currency fluctuations when compared to the prior year.

Income Tax Provision. There was an income tax provision of $77,000 and $57,000 for the three month periods ended March 31, 2013 and 2012, respectively. The provisions for income taxes for the periods ended March 31, 2013 and 2012, primarily represents taxes in foreign and state jurisdictions and tax reserves for uncertain tax positions.

Stock-Based Compensation

For the three months ended March 31, 2013 and 2012 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended March 31,
	2013	2012
Cost of revenue	$136	$112
Sales and marketing	213	207
Research and development	139	162
General and administrative	712	659

Total stock-based compensation expense	$1,200	$1,140

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

	Three Months Ended March 31,
	2013	2012
GAAP Gross margin	$21,679	$20,243

GAAP gross margin as % of sales	63%	62%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$21,679	$20,243
Amortization and other non-cash acquisition related charges (1)	1,438	1,658
Stock-based compensation (4)	136	112

Non-GAAP gross margin	$23,253	$22,013

Non-GAAP gross margin as % of sales	67%	68%

GAAP loss from operations	($1,740)	($8,368)
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges (1)	1,996	2,017
Remeasurement of contingent consideration liability (6)	(3,100)	4,700
Acquisition-related expenses (3)	1,394	93
Severance expenses (2)	313	30
Stock-based compensation (4)	1,200	1,140

Non-GAAP income from operations	$63	($388)
Depreciation expenses (5)	875	938

Non-GAAP Adjusted EBITDA	$938	$550

GAAP net loss	($2,595)	($8,799)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	1,996	2,017
Remeasurement of contingent consideration liability (6)	(3,100)	4,700
Acquisition-related expenses (3)	1,394	93
Severance expenses (2)	313	30
Stock-based compensation (4)	1,200	1,140

Non-GAAP net loss	($792)	($819)

GAAP basic net loss per share	($0.04)	($0.14)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges	$0.03	$0.03
Remeasurement of contingent consideration liability	($0.04)	$0.08
Acquisition-related expenses	$0.02	$0.00
Severance expenses	$0.00	$0.00
Stock-based compensation	$0.02	$0.02

Non-GAAP basic net loss per share	($0.01)	($0.01)

Non-GAAP diluted net loss per share	($0.01)	($0.01)

GAAP weighted average shares outstanding used in calculating basic net loss per share	72,113,007	61,352,524

GAAP weighted average shares outstanding used in calculating diluted net loss per share	72,113,007	61,352,524
Adjustments for dilutive potential common stock	—	—

Weighted average shares outstanding used in calculating non-GAAP diluted net loss per share	72,113,007	61,352,524

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(2)	Severance expenses (credits) include acquisition related severance expenses (credits) and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related expenses include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.
(6)	Remeasurement of contingent consideration liability is a non-cash charge relating to the fair value adjustment, at the end of the reporting period, of the contingent consideration liability associated with certain acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

Liquidity and Capital Resources

On March 31, 2013, we had a working capital of $4.2 million, which included $27.0 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to be required to make substantial future cash payments in respect of that transaction.

On March 18, 2013, we entered into the ninth amendment to the Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) which provided for an early termination option on the revolving line of credit prior to the maturity date, provided an early termination fee of $0.2 million is paid; a fully earned, non-refundable facility fee of $0.1 million due on the effective date of the ninth amendment and on the earlier of (1) the first anniversary of the Amendment or (2) the date the revolving line of credit is terminated early; an increase of credit available under the revolving line of credit from $8 million to $12 million; an extension to the maturity date of borrowings under the revolving line of credit to March 18, 2015; amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio; consent to the acquisition of Sound Surgical; and the addition of Sound Surgical as a “Guarantor” under the Loan and Security Agreement, and associated security agreements from it. At March 31, 2013, $0 was outstanding on the revolving loan facility, $15.6 million was outstanding as secured term loans under the Loan Agreement, $10.0 million was outstanding on the subordinated debt facility that we entered into in August 2012 with the Lender, and $0.6 million was remaining as loan warrant discount. As of March 31, 2013, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of March 31, 2013. For further discussion of our credit facilities as of December 31, 2012, see Note 6 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 6, 2013.

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

We believe that our current cash and cash equivalent balances, along with our existing revolving loan facility will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. In addition, we achieved higher sales of the Liposonix products in the year ended December 31, 2012 than we had anticipated, and as a result, the 2013 contingent payment obligation to Medicis is approximately $21.4 million. The fair value of the Liposonix contingent consideration due after 2013 was $35.7 million at March 31, 2013. If sales of Liposonix products are higher than expected during the remainder of the six-year earn-out period, our contingent payment obligation to Medicis and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Used in Operating Activities. Net cash used in operating activities was $4.0 million for the three months ended March 31, 2013, compared to $1.8 million used in the three months ended March 31, 2012. During the first three months of 2013, cash was used by a $3.3 million decrease in accrued liabilities, an increase of $1.4 million in inventory attributable to the ramp-up of inventory for our Clear + Brilliant and Liposonix products, a $0.4 million decrease in deferred revenue, and $1.2 million in net cash used from net loss after adjusting for non-cash items. These were partially offset by a $0.3 million decrease in prepaid and other current assets, a $0.3 million increase in accounts payable, and a $1.7 million decrease in accounts receivable. During the first quarter of 2012, cash was used for a $1.1 million increase in accounts receivable, a $1.1 million decrease in accrued liabilities, a $1.0 million increase in inventory attributable to the ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.4 million decrease in deferred revenue, and $0.1 million in net cash used from net loss after adjusting for non-cash items. These were partially offset by a decrease of $0.5 million in prepaid and other current assets, a $0.7 million increase in accounts payable and a $0.6 million increase in customer deposits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4.9 million for the first three months of 2013 compared with $0.7 million cash used in investing activities during the same period in 2012. During the first three months of 2013, net cash of $0.7 million was used for payments to acquire property and equipment and $4.2 million was used for the acquisition of Sound Surgical, net of cash received. During the first three months of 2012, net cash of $0.7 million, was used for payments to acquire property and equipment.

Net Cash Provided by Financing Activities. Net cash used in financing activities was $2.2 million for the first three months of 2013 compared with $3.2 million of net cash used in financing activities in the same period in 2012. During the three months of 2013, we made payments of $1.5 million on our term loans and paid $0.9 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. These were partially offset by the receipt of $0.2 million in proceeds from exercise of stock options. During the first three months of 2012, we made net payments of $2.8 million on our term and revolving loans and paid $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units, partially offset by $0.2 million in proceeds from exercise of stock options.

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

We incurred a loss of $38.0 and $2.6 million for the year ended December 31, 2012 and for the three months ended March 31, 2013, respectively, despite revenue growth during these two periods. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

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

As a result of recent fluctuations in currency markets, our products priced in U.S. dollars may be more expensive relative to products of our foreign competitors, which could result in lower revenue and profit margins. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. dollars, and a significant proportion of our revenue is denominated in U.S. dollars, a growing proportion of our revenue and costs is denominated in other currencies, such as the Australian dollar, Euro, Japanese Yen, and British Pound Sterling. In addition, the functional currency of our foreign subsidiaries is the U.S. dollar. As a result, our financial performance could be adversely affected by changes in the exchange rates of these currencies to the U.S. dollar.

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

We may face problems with our acquisition of Sound Surgical Technologies

In February 2013, we completed our acquisition of Sound Surgical, a developer, manufacturer and marketer of surgical and non-invasive body shaping products utilizing ultrasound technology.

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

As a result of the acquisition of Medicis Technologies Corporation, we may be required to make additional cash payments for attainment of certain targets. We recorded a liability for the contingent consideration payments with a fair value of $57.1 million at March 31, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our condensed consolidated statements of operations.

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed our annual review of goodwill as of December 31, 2012 and we determined that an impairment charge was not required. If we have indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $104.0 million as of March 31, 2013. There can be no assurance that future goodwill impairments will not occur.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 31, 2013, we had 140 issued U.S. patents, 90 pending U.S. patent applications, 137 issued foreign patents and 126 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

As of March 31, 2013, we had 79.3 million shares of our common stock outstanding. We may be required to issue up to 3.6 million additional shares in 2014 as contingent consideration in the Sound Surgical acquisition. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our officers, directors and principal stockholders holding more than 5% of our common stock collectively control approximately 21% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

1.1	Underwriting Agreement between the Company and Canaccord Genuity Inc., as representative of the Underwriters, dated August 2, 2012	8-K	001-33123	1.1	August 2, 2012

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Agreement and Plan of Merger dated as of January 29, 2013 among Sound Surgical, Solta and Argonaut Limited Liability Company, a wholly-owned subsidiary of Solta, and Inlign CP III, LLC, acting solely in the capacity of Representative.	8-K	001-33123	10.1	February 26, 2013

10.2	Ninth Amendment to Loan and Security Agreement dated as of March 18, 2013 by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	March 31, 2013

10.3	Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC dated May 30, 2003.					X

10.4	First Amendment to Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC effective August 1, 2006.					X

10.5	Second Amendment to Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC effective August 3, 2011.					X

10.6	Third Amendment to Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC dated September 21, 2012.					X

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: May 3, 2013	/s/ Stephen J. Fanning
Stephen J. Fanning
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

1.1	Underwriting Agreement between the Company and Canaccord Genuity Inc., as representative of the Underwriters, dated August 2, 2012	8-K	001-33123	1.1	August 2, 2012

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Agreement and Plan of Merger dated as of January 29, 2013 among Sound Surgical, Solta and Argonaut Limited Liability Company, a wholly-owned subsidiary of Solta, and Inlign CP III, LLC, acting solely in the capacity of Representative.	8-K	001-33123	10.1	February 26, 2013

10.2	Ninth Amendment to Loan and Security Agreement dated as of March 18, 2013 by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	March 31, 2013

10.3	Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC dated May 30, 2003.					X

10.4	First Amendment to Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC effective August 1, 2006.					X

10.5	Second Amendment to Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC effective August 3, 2011.					X

10.6	Third Amendment to Lease Agreement between Sound Surgical Technologies LLC and McCaslin Plaza, LLC dated September 21, 2012.					X

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.