Form 10-Q
period 2013-06-30
SOLTA MEDICAL INC
filed 2013-08-07
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 79,782,975 shares of the registrant’s common stock were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$16,296	$38,097
Accounts receivable, net	24,521	20,570
Inventories	21,805	16,611
Prepaid expenses and other current assets	5,215	8,476

Total current assets	67,837	83,754
Property and equipment, net	7,149	6,401
Purchased intangible assets, net	58,629	42,428
Goodwill	103,705	96,620
Other assets	1,008	520

Total assets	$238,328	$229,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,440	$7,283
Accrued liabilities	14,168	17,343
Current portion of contingent consideration liability	11,145	21,400
Current portion of deferred revenue	3,862	3,985
Short-term borrowings	18,638	8,345
Customer deposits	1,062	637

Total current liabilities	57,315	58,993
Deferred revenue, net of current portion	781	683
Term loan, net of current portion	12,642	18,063
Non-current tax liabilities	4,586	2,478
Contingent consideration liability	26,900	38,500
Other liabilities	1,480	899

Total liabilities	103,704	119,616

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 79,757,664 and 68,795,987 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	80	69
Additional paid-in capital	243,767	220,489
Accumulated deficit	(109,223)	(110,451)

Total stockholders’ equity	134,624	110,107

Total liabilities and stockholders’ equity	$238,328	$229,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$43,197	$37,262	$77,720	$69,716
Cost of revenue	17,095	13,714	29,939	25,925

Gross margin	26,102	23,548	47,781	43,791

Operating expenses
Sales and marketing	16,856	13,673	31,063	27,619
Research and development	5,442	5,013	10,777	10,318
General and administrative	6,428	4,615	13,405	9,275
Remeasurement of contingent consideration liability	(9,500)	26,000	(12,600)	30,700

Total operating expenses	19,226	49,301	42,645	77,912

Income (loss) from operations	6,876	(25,753)	5,136	(34,121)
Interest income	18	2	27	5
Interest expense	(803)	(350)	(1,495)	(701)
Other expense, net	(150)	(121)	(245)	(147)

Income (loss) before income taxes	5,941	(26,222)	3,423	(34,964)
Income tax provision	2,118	64	2,195	121

Net income (loss)	$3,823	$(26,286)	$1,228	$(35,085)

Net income (loss) per share:
Basic	$0.05	$(0.43)	$0.02	$(0.57)

Diluted	$0.05	$(0.43)	$0.02	$(0.57)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	79,526,311	61,719,575	75,840,137	61,536,050

Diluted	80,244,296	61,719,575	76,998,224	61,536,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,228	$(35,085)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	6,329	5,340
Loss on disposal of property, plant and equipment	—	33
Stock-based compensation	2,438	2,349
Contingent consideration fair value adjustment	(12,600)	30,700
Tax benefit from stock option exercises	(4)	—
Loan warrant discount amortization	235	44
Final payment accrual on debt financings	486	267
Provision for doubtful accounts	151	392
Write-down of excess and obsolete inventory	139	464
Change in assets and liabilities:
Accounts receivable	(1,497)	(2,105)
Inventories	(2,192)	(611)
Prepaid expenses and other current assets	1,046	743
Other assets	(124)	13
Accounts payable	(472)	(223)
Accrued and other liabilities	(511)	60
Contingent consideration liability payment	(9,364)	—
Deferred revenue	(134)	(517)
Customer deposits	425	270
Deferred rent	(1)	(25)

Net cash provided (used) in operating activities	(14,422)	2,109

Cash flows from investing activities
Acquisition of property and equipment	(1,135)	(1,178)
Payments for acquisitions, net of cash acquired	(4,243)	—

Net cash used in investing activities	(5,378)	(1,178)

Cash flows from financing activities
Repayment of loan agreements	(3,363)	(6,348)
Contingent consideration liability payment	(6,291)	—
Cash settlement of vested restricted stock units	(937)	(469)
Proceeds from exercise of stock options	274	180
Proceeds from employee stock purchase plan	316	339
Proceeds from loan agreement borrowings	8,000	3,500

Net cash used in financing activities	(2,001)	(2,798)

Net decrease in cash and cash equivalents	(21,801)	(1,867)
Cash and cash equivalents at beginning of period	38,097	17,417

Cash and cash equivalents at end of period	$16,296	$15,550

Supplemental disclosure of cash flow information
Cash paid for interest	$664	$387
Cash paid for taxes	59	34
Accounts payable and accrued liabilities related to property and equipment purchases	60	329
Issuance of common stock for vested restricted stock units	3,026	1,849

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

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

Segment Information

The Company operates in one business segment, which encompasses the developing, manufacturing and marketing of aesthetic energy devices. Management uses one measurement of profitability and does not segregate its business for internal reporting. Long-lived assets are primarily maintained in the United States. The Chief Operating Decision Maker is the President and Chief Executive Officer of the Company.

The following table summarizes net revenue by product:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Systems	$18,988	$17,634	$32,770	$31,776
Tips and other consumables	22,277	18,167	41,174	34,945

Net revenue from products	41,265	35,801	73,944	66,721
Services and other	1,932	1,461	3,776	2,995

Total net revenue	$43,197	$37,262	$77,720	$69,716

The following table summarizes net revenue by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America	$19,872	$19,349	$33,705	$36,334
Asia Pacific	16,367	12,703	30,608	22,866
Europe/Middle East	5,544	3,841	10,851	8,267
Rest of the world	1,414	1,369	2,556	2,249

Total net revenue	$43,197	$37,262	$77,720	$69,716

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Historical net income (loss) per share:
Numerator:
Net income (loss)	$3,823	$(26,286)	$1,228	$(35,085)

Denominator:
Weighted-average common shares outstanding used in calculating net income (loss) per share:
Basic	79,526,311	61,719,575	75,840,137	61,536,050

Diluted	80,244,296	61,719,575	76,998,224	61,536,050

Net income (loss) per share:
Basic	$0.05	$(0.43)	$0.02	$(0.57)

Diluted	$0.05	$(0.43)	$0.02	$(0.57)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options to purchase common stock	2,690,322	5,609,670	2,357,112	5,609,670
Common stock warrants	382,744	4,279,952	—	4,279,952
Restricted and market-based stock units	320,342	2,738,871	281,173	2,738,871
Common stock issuable under Employee Stock Purchase Plan	32,760	155,695	18,471	155,695

NOTE 3— SOUND SURGICAL AQUISITION

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

In addition, the Merger Agreement provides that the Company will issue additional shares of its common stock (the “Earn-Out Shares”) to unit holders of Sound Surgical upon the achievement of certain revenue milestones in 2013 from the sale of Sound Surgical products. The Earn-Out Shares, if any, are issuable in the first quarter of 2014. The maximum number of Earn-Out Shares issuable under the Merger Agreement is 3,625,954 shares, with an aggregate value of $9,500 in total based on the Closing Share Price. The fair value of the total contingent consideration recognized on the acquisition date of $6,400 was estimated by calculating a probability weighted expected earn-out, divided by the Closing Share Price as agreed to in the Merger Agreement, then multiplied by Solta’s end of day stock price on the acquisition date, and finally discounted by a lack of marketability discount factor of 11.5%. Also, the Company assumed the Sound Surgical Louisville, Colorado, facility lease. The Company expects to maintain this facility lease over the next 12 months and integrate Sound Surgical into its existing worldwide operations.

As of June 30, 2013, the fair value of this contingent consideration liability has been decreased to $600 to reflect the updated fair value estimate of the liability and accordingly $5,500 and $5,800 was recognized as a credit in the condensed consolidated statement of operations during the three and six months ended June 30, 2013, respectively (see note 4 regarding Level 3 unobservable inputs used at June 30, 2013 to measure the contingent consideration liability for Sound Surgical). The decrease in the updated fair value of the contingent consideration is due to changes in the Company’s estimate of achievement against certain revenue milestones, changes in the Company’s stock price at June 30, 2013 and accretion of the liability. If the Company’s actual results differ from those probability-weighted earnout estimates, the contingent consideration liability will be adjusted accordingly.

The purchase price allocation amounts are subject to change within the measurement period for adjustments of the acquisition consideration based on the final determination of Sound Surgical’s valuation of assets, liabilities and working capital. The purchase price allocation adjustments recorded for the three months ended June 30, 2013 relate to adjustments resulting in a net reduction of $293 to residual goodwill for a decrease in the valuation of accounts receivable by $156 and a decrease in the valuation of accrued liabilities by $449. The following summarizes the preliminary purchase price allocation of the Sound Surgical acquisition adjusted through June 30, 2013:

Cash	$134
Accounts receivable	2,605
Inventory	3,430
Prepaid expenses and other assets	684
Property and equipment	1,222
Intangible assets:
VASER trade name	1,500
Customer relationships	12,500
Core/Developed Technology	6,800
Goodwill	7,085
Other long term assets	364

Total assets acquired	36,324
Liabilities assumed:
Accounts payable	1,814
Accrued liabilities	2,504
Deferred revenue	22
Other liabilities	7

Total liabilities acquired	4,347
Net acquired assets	$31,977

Of the total purchase price of $31,977, $20,800 was allocated to amortizable intangible assets, which are being amortized using a straight-line method over their respective estimated useful lives of five to nine years. The valuation of identified intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. The allocation was based on the fair value of these assets determined using the income approach. The income approach uses a discounted cash flow model. The Company calculated the present value of the expected future cash flows attributable to the acquired intangibles using an 18.0% discount rate. With respect to intangible assets, there are several methods available under the income approach to quantify fair value. The Company used two methods to quantify fair value of the acquired intangibles at the acquisition date. The excess earnings method was used for customer relationships and the relief from royalties method was used for the developed technology and trade name intangibles with after-tax royalty rates of 6.5% and 0.7%, respectively.

The Company allocated the residual value of $7,085 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is expected to be deductible over 15 years for tax purposes. The factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were:

•	expanded base of industry knowledge and expertise; and

•	expansion of the Company’s global presence thereby increasing market penetration.

For the period from February 26, 2013 to June 30, 2013, revenue from the sales of Sound Surgical products was $7,156. Net income associated with Sound Surgical products and operations cannot be determined given the integration of Sound Surgical’s operations within the Company. The Company’s consolidated financial statements include the results of operations of Sound Surgical from the date of acquisition through June 30, 2013.

Reliable information to provide pro forma financial disclosure on the Sound Surgical acquisition is currently unavailable and impracticable to prepare at this time. Therefore, the pro forma financial information has not been included herein.

During the three and six months ended June 30, 2013, the Company incurred an aggregate of $813 and $2,521, respectively, in acquisition and severance-related costs related to the acquisition of Sound Surgical. During the three and six months ended June 30, 2012, the Company incurred an aggregate $48 and $170, respectively, in acquisition and severance-related costs related to the acquisition of Medicis Technologies Corporation (f/k/a Liposonix, Inc.) (“Liposonix”). These expenses are included in general and administrative expenses in the Company’s consolidated statement of operations for the three and six months ended June 30, 2013 and 2012.

NOTE 4— BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
	2013	2012
Raw materials	$9,516	$7,564
Work-in-process	$187	418
Finished goods	$12,102	8,629

	$21,805	$16,611

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010, Liposonix on November 1, 2011, and Sound Surgical on February 26, 2013. The carrying amount and accumulated amortization expense of the acquired intangible assets at June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6-12 years	$21,320	($8,469)	$12,851
Product technology	7-9 years	31,970	(9,184)	22,786
Future royalties contract	10 years	3,890	(681)	3,209

		57,180	(18,334)	38,846
Intangible assets amortized to operating expenses:
Trade Names	6-10 years	6,580	(2,192)	4,388
Customer relationships	4-12 years	19,210	(3,815)	15,395

		25,790	(6,007)	19,783

Total intangible assets		$82,970	($24,341)	$58,629

December 31, 2012	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets amortized to cost of revenue:
Core technology	6-12 years	$21,320	($7,460)	$13,860
Product technology	7-9 years	25,170	(7,388)	17,782
Future royalties contract	10 years	3,890	(486)	3,404

		50,380	(15,334)	35,046
Intangible assets amortized to operating expenses:
Product development contract	1.9 years	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade name	6-10 years	5,080	(1,832)	3,248
Customer relationships	4-12 years	6,710	(2,576)	4,134

		12,910	(5,528)	7,382

Total intangible assets		$63,290	($20,862)	$42,428

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and six months ended June 30, 2013, the Company recorded amortization expense in the amount of $1,563 and $3,000, to cost of revenue and $1,040, and $1,599 to operating expenses, respectively, and during the three and six months ended June 30, 2012, the Company recorded amortization expense in the amount of $1,375 and $2,752 to cost of revenue and $355 and $713, to operating expenses, respectively.

As of June 30, 2013, the total expected future amortization related to the Company’s existing intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2013	$3,127	$2,092	$5,219
2014	6,254	4,135	10,389
2015	6,225	3,862	10,087
2016	4,610	3,690	8,300
2017 and thereafter	18,630	6,004	24,634

	$38,846	$19,783	$58,629

The Company tests its long-lived assets for impairment if events or changes in circumstances indicate that the assets may be impaired. No impairment indicators of intangibles and long-lived assets were identified through June 30, 2013. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	June 30,	December 31,
	2013	2012
Balance at beginning of period	$96,620	$96,620
Addition from acquisition	7,085	—

Balance at end of period	$103,705	$96,620

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on the Company’s single operating segment and reporting unit structure. No goodwill impairment was identified through June 30, 2013. There can be no assurance that future goodwill impairments will not occur.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2013	2012
Payroll and related expenses	$5,994	$6,723
Accrued claims and settlements	238	3,189
Standard warranty	1,551	1,724
Professional fees	831	662
Other	5,554	5,045

	$14,168	$17,343

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

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because some of the inputs used to value the liability are unobservable and developed by the Company using its own assumptions at June 30, 2013. At the end of each reporting period, the Company remeasures its contingent consideration liability at fair value.

The unobservable inputs at June 30, 2013 are as follows:

Level 3 Fair Value Measurement	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability:
Liposonix	$37,445	Discounted cash flow	Weighted average cost of capital	21.9%
			Long term discount rate	22.0%
Sound Surgical	600	Probability Weighted Earnout	Discount for lack of marketability	8.0%

	$38,045

The unobservable inputs at December 31, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability:
Liposonix	$59,900	Discounted cash flow	Weighted average cost of capital	25.2%
			Long term discount rate	25.0%

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

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2012	$59,900
Additional contingent consideration liability resulting from the Sound Surgical acquisition	6,400
Change in fair value of the contingent consideration liability recorded as a credit	(12,600)
Contingent consideration liability payment	(15,655)

Fair value at June 30, 2013	$38,045

As of June 30, 2013 and December 31, 2012, $11,145 and $21,400, respectively, of the contingent consideration liability was classified as current, and $26,900 and $38,500, respectively, was classified as non-current.

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$1,724	$1,647
Additions from acquisition	123	—
Accruals for warranties issued during the period	1,669	2,025
Settlements made during the period	(1,965)	(2,053)

Balance at end of period	$1,551	$1,619

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

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$3,039	$3,256
Additions from acquisition	87	—
Payments received	3,105	1,963
Revenue recognized	(2,565)	(2,197)

Balance at end of period	$3,666	$3,022

As of June 30, 2013 and December 31, 2012, $2,885 and $2,356, respectively, of the extended warranty contracts was classified as current, and $781 and $683, respectively, was classified as non-current. The Company incurred costs of $646 and $1,183 under extended warranty contracts during the three and six months ended June 30, 2013, respectively, and costs of $445 and $811 during the three and six months ended June 30, 2012, respectively.

NOTE 6 — LOAN AND SECURITY AGREEMENTS

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through March 2013.

On March 18, 2013, the Company entered into the ninth amendment to the Loan Agreement which provided for an early termination option on the revolving line of credit prior to the maturity date, provided an early termination fee of $240 is paid; a fully earned, non-refundable facility fee of $120 due on the effective date of the ninth amendment and on the earlier of (1) the first anniversary of the Amendment or (2) the date the revolving line of credit is terminated early; an increase of credit available under the revolving line of credit from $8,000 to $12,000; an extension to the maturity date of borrowings under the revolving line of credit to March 18, 2015; amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio; consent to the acquisition of Sound Surgical Technologies LLC; and the addition of Sound Surgical Technologies LLC as a “Guarantor” under the Loan and Security Agreement, and associated security agreements from it. See note 9 regarding the tenth amendment to the Loan Agreement.

At June 30, 2013, $8,000 was outstanding on the revolving loan facility, $14,107 was outstanding as secured term loans under the Loan Agreement, $9,612 was outstanding on the subordinated debt facility that the Company entered into in August 2012 with the Lender and $439 was remaining as loan warrant discount. As of June 30, 2013, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with these covenants as of June 30, 2013.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. On July 11, 2013, the court of appeals affirmed the dismissal. Plaintiffs have not filed a complaint against the defendants in Delaware. The Company believes that the plaintiffs’claims are without merit.

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

On May 3, 2012, the Company and Reliant Technologies, which the Company acquired in December 2008, were served with a class action complaint filed in the United States District Court for the Northern District of California alleging that Reliant Technologies caused unsolicited fax advertisements to be sent to the plaintiff in 2008, in violation of the TCPA. Plaintiff, on behalf of itself and the putative class, sought the greater of actual damages or statutory damages in the amount of $500 per violation, treble damages for any willful violations, and injunctive relief. The parties took discovery, participated in private mediation on March 11, 2013, and subsequently reached a settlement. The Court dismissed the action in its entirety on June 11, 2013. The settlement did not have a material impact to the Company’s financial results.

On December 7, 2012, Richard Clement (“plaintiff”), as putative representative for the shareholders of CLRS Technology Company (“CLRS”), filed suit against the Company in the Superior Court of the State of California for the County of Alameda. Plaintiff alleges that the Company breached its October 15, 2010 merger agreement with CLRS, and in particular alleges that the Company was required, but failed, to use its best efforts to market CLARO during the earnout period. The Company denies these allegations. On April 19, 2013, the Court entered an order sustaining the Company’s demurrer to the complaint, and granting plaintiff leave to file an amended complaint. On April 30, 2013, plaintiff filed his first amended complaint asserting two causes of action: breach of contract, and breach of the implied covenant of good faith and fair dealing. The Company demurred to the first amended complaint. On July 24, 2013, the court entered an order sustaining Solta’s demurrer with prejudice and dismissing the action. The Company does not presently know whether plaintiff intends to appeal from that order.

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

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation expense:
Employee stock-based compensation expense	$128	$189	$284	$370
Employee stock purchase plan	77	95	152	167
Restricted and market -based stock units	1,033	925	2,002	1,812

Total stock-based compensation expense	$1,238	$1,209	$2,438	$2,349

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$144	$127	$280	$239
Sales and marketing	165	259	378	466
Research and development	170	197	309	359
General and administrative	759	626	1,471	1,285

Total stock-based compensation expense	$1,238	$1,209	$2,438	$2,349

During the six months ended June 30, 2013, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 827,517 shares of restricted stock units and 523,800 shares of market-based stock units to certain employees. The fair value of the restricted stock awards of $2,064 was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market-based stock units at the issuance date of $1,275 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 63.33% and 26.01%, correlation coefficients of 1.0 and 0.54631, risk-free interest rate of 0.37%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

NOTE 9 — SUBSEQUENT EVENT

On August 5, 2013, the Company entered into the tenth amendment to the Loan Agreement which provided for an amendment to the fixed charge coverage ratio financial covenant.

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

Overview

We design, develop, manufacture and market aesthetic energy devices to address a range of issues, including skin resurfacing and skin rejuvenation, body tightening and body contouring, and acne reduction. Our products are patented and generally require Food and Drug Administration (“FDA”) clearance in the United States and CE Marking in Europe prior to marketing. The product technologies we use include radio frequency (“RF”) energy, to heat and shrink collagen and tighten tissue while simultaneously cooling and protecting the surface of the skin; lasers for skin resurfacing and the treatment of actinic keratosis; intense pulsed light (“IPL”) for the treatment of mild to moderate acne and other dermatologic conditions; and high-intensity ultrasound for the destruction of subcutaneous adipose tissue for the purpose of waist circumference reduction.

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

Net revenue for the six months ended June 30, 2013 increased 12% or $8.0 million, to $77.7 million, from $69.7 million in the same period in 2012, due primarily to the sale of VASER products acquired in the acquisition of Sound Surgical Technologies LLC in February 2013 and an increase in tips and consumable product sales. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets may have limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

Acquisition of Sound Surgical

We completed the acquisition of Sound Surgical on February 26, 2013. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company’s consolidated financial statements include the results of operations of Sound Surgical from the date of acquisition through June 30, 2013.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the six months ended June 30, 2013 and 2012, we derived 53% and 50% respectively, of our revenue from treatment tips and consumable sales, and 42% and 46% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development, shipping and royalty revenue.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the six months ended June 30, 2013 and 2012, we derived 43% and 52%, respectively, of our revenue from sales of our products and services within North America, and 57% and 48%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
North America	46%	52%	43%	52%
Asia Pacific	38%	34%	40%	33%
Europe/Middle East	13%	10%	14%	12%
Rest of the world	3%	4%	3%	3%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $43.2 million for the three months ended June 30, 2013, an increase of $5.9 million, or 16%, compared to $37.3 million for the three months ended June 30, 2012. The increase in revenue was due primarily from the sale of the new VASER products that launched in March 2013, an increase of net tips and consumable sales and an increase in service and other revenue. The increase was partially offset by a decrease in existing system revenue and system upgrade revenue which was due primarily to competitive market pressures and a larger mix of lower average-priced international sales. System sales for the three months ended June 30, 2013 was $19.0 million, an increase of $1.4 million, or 8%, compared to $17.6 million for the same period of 2012. Sale of treatment tips and other consumables increased by $4.1 million or 23%, to $22.3 million for the three months ended June 30, 2013 from $18.2 million for the same period of 2012, driven primarily from the sale of Thermage, Clear + Brilliant, and Liposonix tips, and VASER consumables.

Net Revenue increased $8.0 million, or 12%, to $77.7 million for the six months ended June 30, 2013 from $69.7 million for the same period of 2012. The increase in revenue was due primarily from the sale of the new VASER products that launched in March 2013, an increase of net tips and consumable sales, and an increase in service and other revenue. The increase was partially offset by a decline in total Liposonix revenue which was primarily driven by an increased mix of lower average-priced international sales and a manufacturing issue with the transducer treatment tip that we experienced in our North America regions during the first quarter of 2013. The Liposonix transducer manufacturing issue was corrected by the end of March 2013. System sales increased $1.0 million or 3%, to $32.8 million for the six months ended June 30, 2013 from $31.8 million for the same period of 2012. Sale of treatment tips and other consumables increased by $6.2 million or 18%, to $41.2 million for the six months ended June 30, 2013 from $34.9 million for the same period of 2012, driven primarily from the sale of Thermage, Clear + Brilliant, and Liposonix tips, and VASER consumables.

Cost of Revenue and Gross Margin. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 60% of revenue for the three months ended June 30, 2013, compared with 63% of revenue for the same period in 2012. The decrease in gross margin as a percent of revenue when compared to the prior year period was primarily due to a higher mix of international system sales and competitive pricing pressures, partially offset by a higher mix of tip sales, lower manufacturing spending net of overhead absorption and lower excess and obsolete reserves.

Gross margin was 61% of revenue in the first half of 2013, compared with 63% of revenue in the first half of 2012. The slight decrease in gross margin as a percent of revenue for the first half of 2012 when compared to the prior year period was primarily due to a higher mix international system sales and competitive pricing pressures, partially offset by a higher mix of tip sales, lower manufacturing spending net of overhead absorption, lower warranty reserves, and lower excess and obsolete reserves.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related costs in our sales, marketing, clinical training, and customer service departments, customer-attended workshops, trade shows, advertising, public relations, marketing sponsorship programs, and marketing materials. Sales and marketing expenses for the three months ended June 30, 2013 were $16.9 million, an increase of $3.2 million, or 23%, compared to $13.7 million for the same period in 2012. The increase was primarily attributable to an increase of $1.3 million in employee payroll, commissions and related travel and entertainment expenses, which was mainly due to increased sales and marketing personnel acquired in our Sound Surgical acquisition, $0.7 million in advertising and marketing program expenses associated with launching VASER products from the Sound Surgical acquisition, an increase of $0.7 million in amortization of intangibles acquired in the Sound Surgical acquisition, an increase of $0.4 million in professional outside services, and an increase of $0.1 million in depreciation and allocated information technology and facility expenses.

Sales and marketing expenses increased $3.4 million, or 13%, to $31.1 million in the first half of 2013 from $27.6 million for the same period of 2012. The increase in the first half of 2013 was primarily attributable to an increase of $0.9 million in employee payroll, commissions and related travel and entertainment expenses, which was mainly due to increased sales and marketing personnel acquired in our Sound Surgical acquisition, an increase of $0.9 million in discretionary marketing expenses associated with launching VASER products from the Sound Surgical acquisition, an increase of $0.9 million in amortization of intangibles acquired in the Sound Surgical acquisition, an increase of $0.5 million in professional outside services, and an increase of $0.2 million in depreciation and allocated information technology and facility expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended June 30, 2013 increased by $0.4 million, or 9% to $5.4 million from $5.0 million for the same period in 2012. The increase was primarily due to an increase of $0.3 million in professional outside services and an increase of $0.2 million in clinical studies and other research, offset by a decrease of $0.1 million in employee payroll and related expenses.

Research and development expenses increased $0.5 million, or 4%, to $10.8 million in the first half of 2013 from $10.3 million for the same period in 2012. Compared to the first half of 2012, clinical studies and other research and development projects increased by $.3 million, employee payroll and related expenses increased by $0.1 million, and professional outside services increased by $0.1 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three month ended June 30, 2013 were $6.4 million, an increase of $1.8 million, or 39%, compared with $4.6 million for the same period in 2012. The increase from the prior year period was primarily due to an increase of $0.8 million in acquisition and severance related expenses resulting from the acquisition of Sound Surgical. In addition, the general and administrative expenses increased due to an increase in professional outside services increased of $0.5 million, due to mostly legal services, an increase of $0.3 million in additional excise taxes due to the new medical device excise tax effective January 1, 2013, an increase of $0.3 million in depreciation and allocated information technology and facility expenses, and an increase of $0.1 million in business insurance, partially offset by a decrease of $0.2 million in bad debt expense.

General and administrative expenses in the first half of 2013 was $13.4 million, an increase of $4.1 million or 45%, compared with $9.3 million in the first half of 2012. The increase from the prior year period was primarily due to an increase of $2.3 million in acquisition and severance related expenses resulting from the acquisition of Sound Surgical in February 2013, an increase of $0.8 million in professional outside services, due to mostly legal services, primarily legal services, an increase of $0.4 million in depreciation and allocated information technology and facility expenses, an increase of $0.5 million in additional excise taxes due to the new medical device excise tax effective January 1, 2013, an increase of $0.2 million in employee payroll and related expenses, and an increase of $0.1 million in business insurance, partially offset by a decrease of $0.2 million in bad debt expense.

Remeasurement of contingent consideration liability. Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the three and six months ended June 30, 2013, the contingent consideration fair value adjustment was a $9.5 million and a $12.6 million, respectively, credit associated with the acquisitions of Liposonix and Sound Surgical, and for the three and six months ended June 30, 2012, the contingent consideration fair value adjustment was a $26.0 million and a $30.7 million, respectively, expense associated with the acquisition of Liposonix. The acquisition of Liposonix closed in the fourth quarter of 2011 and the acquisition of Sound Surgical closed in the first quarter of 2013. The decrease to the contingent consideration liability recorded in the first half of 2013 was due primarily to changes in our estimates of achievement in specified net sales and adjusted gross profit targets over the remaining six-year Liposonix earnout period, and changes in the Company’s estimate of achievement against certain Sound Surgical revenue milestones, changes in the company’s stock price and a decrease in the discount for lack of marketability rate used to value the Sound Surgical contingent consideration liability. The increase to the contingent consideration liability recorded in the first half of 2012 was due primarily to changes in our estimates of achievement in specified net sales and adjusted gross profit targets over the seven-year Liposonix earnout period.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income increased $16,000, to $18,000 for the three months ended June 30, 2013, from $2,000 for the same period in 2012, and increased $22,000, to $27,000 for the six months ended June 30, 2013 from $5,000 for the same period in 2012. The increase is primarily due to higher average cash and cash equivalent balances in the first half of 2013 when compared to the comparable period of the prior year.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $453,000 to $803,000 for the three month period ended June 30, 2013, from $350,000 for the same period in 2012, and increased by $794,000 to $1,495,000 for the six months ended June 30, 2013 from $701,000 for the same period in 2012. The increase is primarily a result of the new subordinated debt facility we entered into in August 2012.

Other Expense, net. Net other expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. Net expense of $150,000 and $121,000 in the three month period ended June 30, 2013 and 2012, respectively, and net expense of $245,000 and $147,000 in the six months ended June 30, 2013 and 2012, respectively. The net expense increase during both periods is primarily due to higher foreign exchange losses from currency fluctuations when compared to the same periods in the prior year.

Income Tax Provision. There was an income tax provision of $2.1 million and $64,000 for the three month periods ended June 30, 2013 and 2012, respectively, and $2.2 million and $121,000 for the six month periods ended June 30, 2013 and 2012, respectively. The provision for income taxes for both periods ended June 30, 2013, primarily represents taxes in foreign and state jurisdictions, tax reserves for uncertain tax positions, and tax expense resulting from the reduction of tax deductible contingent consideration related to the Sound Surgical acquisition. The provision for income taxes for both periods ended June 30, 2012, primarily represents taxes in foreign and state jurisdictions and tax reserves for uncertain tax positions.

Stock-Based Compensation

For the three and six months ended June 30, 2013 and 2012 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$144	$127	$280	$239
Sales and marketing	165	259	378	466
Research and development	170	197	309	359
General and administrative	759	626	1,471	1,285

Total stock-based compensation expense	$1,238	$1,209	$2,438	$2,349

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GAAP Gross margin	$26,102	$23,548	$47,781	$43,791

GAAP gross margin as % of sales	60%	63%	61%	63%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$26,102	$23,548	$47,781	$43,791
Amortization and other non-cash acquisition related charges (1)	1,781	1,375	3,219	3,033
Stock-based compensation (4)	144	127	280	239

Non-GAAP gross margin	$28,027	$25,050	$51,280	$47,063

Non-GAAP gross margin as % of sales	65%	67%	66%	68%

GAAP income (loss) from operations	$6,876	($25,753)	$5,136	($34,121)
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges (1)	2,874	1,729	4,870	3,746
Remeasurement of contingent consideration liability (6)	(9,500)	26,000	(12,600)	30,700
Acquisition-related expenses (3)	510	58	1,904	151
Severance expenses (credits) (2)	303	(11)	616	$19.00
Stock-based compensation (4)	1,238	1,209	2,438	2,349

Non-GAAP income from operations	$2,301	$3,232	$2,364	$2,844
Depreciation expenses (5)	854	937	1,729	1,875

Non-GAAP Adjusted EBITDA	$3,155	$4,169	$4,093	$4,719

GAAP net income (loss)	$3,823	($26,286)	$1,228	($35,085)
Non-GAAP adjustments to net loss:
Amortization and other non-cash acquisition related charges (1)	2,874	1,729	4,870	3,746
Remeasurement of contingent consideration liability (6)	(9,500)	26,000	(12,600)	30,700
Acquisition-related expenses (3)	510	58	1,904	151
Severance expenses (credits) (2)	303	(11)	616	19
Stock-based compensation (4)	1,238	1,209	2,438	2,349
Acquisition-related income tax expense (7)	2,080	—	2,080	—

Non-GAAP net income (loss)	$1,328	$2,699	$536	$1,880

GAAP basic net income (loss) per share	$0.05	($0.43)	$0.02	($0.57)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges	$0.04	$0.03	$0.06	$0.06
Remeasurement of contingent consideration liability	($0.12)	$0.42	($0.17)	$0.50
Acquisition-related expenses	$0.01	$0.00	$0.03	$0.00
Severance expenses	$0.00	($0.00)	$0.01	$0.00
Stock-based compensation	$0.01	$0.02	$0.03	$0.04
Acquisition-related income tax expense (7)	$0.03	$0.00	$0.03	$0.00

Non-GAAP basic net income (loss) per share	$0.02	$0.04	$0.01	$0.03

Non-GAAP diluted net income (loss) per share	$0.02	$0.04	$0.01	$0.03

GAAP weighted average shares outstanding used in calculating basic net income (loss) per share	79,526,311	61,719,575	75,840,137	61,536,050

GAAP weighted average shares outstanding used in calculating diluted net income (loss) per share	80,244,296	61,719,575	76,998,224	61,536,050
Adjustments for dilutive potential common stock	2,718,994	5,245,087	2,289,776	5,053,439

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	82,963,290	66,964,662	79,288,000	66,589,489

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(2)	Severance expenses (credits) include acquisition related severance expenses (credits) and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related expenses include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation expense consist of expense relating to stock-based awards issued to employees, outside directors and non employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expense includes depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.
(6)	Remeasurement of contingent consideration liability is a non-cash charge relating to the fair value adjustment, at the end of the reporting period, of the contingent consideration liability associated with certain acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(7)	Acquisition-related income tax expense primarily relates to the reduction of tax deductible contingent consideration related to the acquisition of Sound Surgical. This income tax expense is disregarded by our management when evaluating and predicting earnings trends because this expense is unique to a specific acquisition, and is therefore excluded by us when presenting non-GAAP financial measures.

Liquidity and Capital Resources

On June 30, 2013, we had a working capital of $10.5 million, which included $16.3 million of cash and cash equivalents. In 2011, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to be required to make substantial future cash payments in respect of that transaction.

On March 18, 2013, we entered into the ninth amendment to the Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) which provided for an early termination option on the revolving line of credit prior to the maturity date, provided an early termination fee of $0.2 million is paid; a fully earned, non-refundable facility fee of $0.1 million due on the effective date of the ninth amendment and on the earlier of (1) the first anniversary of the Amendment or (2) the date the revolving line of credit is terminated early; an increase of credit available under the revolving line of credit from $8 million to $12 million; an extension to the maturity date of borrowings under the revolving line of credit to March 18, 2015; amendments to the financial covenants, including changes to the liquidity ratio, the fixed charge coverage ratio and the leverage ratio; consent to the acquisition of Sound Surgical; and the addition of Sound Surgical as a “Guarantor” under the Loan and Security Agreement, and associated security agreements from it. On August 5, 2013, we entered into the tenth amendment to the Loan Agreement which provided for an amendment to the fixed charge coverage ratio financial covenant.

At June 30, 2013, $8.0 million was outstanding on the revolving loan facility, $14.1 million was outstanding as secured term loans under the Loan Agreement, $9.6 million was outstanding on the subordinated debt facility that we entered into in August 2012 with the Lender, and $0.4 million was remaining as loan warrant discount. As of June 30, 2013, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with these covenants as of June 30, 2013. For further discussion of our credit facilities as of December 31, 2012, see Note 6 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 6, 2013.

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

We believe that our current cash and cash equivalent balances, along with our existing revolving loan facility will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our bank loan agreements or if unanticipated expenses or other uses of our cash arise. We made a payment of contingent consideration to Medicis in connection with the LipoSonix acquisition during the second quarter of 2013 of $15.7 million. The remaining 2013 contingent payment obligation to Medicis is approximately $5.7 million. The fair value of the Liposonix contingent consideration due after 2013 was $37.4 million at June 30, 2013. If sales of Liposonix products are higher than expected during the remainder of the six-year earn-out period, our contingent payment obligation to Medicis and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Used in Operating Activities. Net cash used in operating activities was $14.4 million for the first half of 2013, compared to $2.1 million cash provided in the first half of 2012. During the first half of 2013, we made a total payment of $15.7 million towards the Liposonix contingent consideration obligation, of which $9.4 million is classified as an operating activity in the Statement of Consolidated Cash Flows. In addition, cash was used by a $0.5 million decrease in accrued liabilities, an increase of $2.2 million in inventory attributable to the ramp-up of inventory for our Clear + Brilliant and Liposonix products, an increase of $1.5 million in accounts receivable, and a decrease of $0.5 million in accounts payable, and $1.6 million in net cash used from net income after adjusting for non-cash items. These were partially offset by a $1.0 million decrease in prepaid and other current assets and a $0.4 million increase in customer deposits. During the first half of 2012, cash was provided by a $0.7 million decrease in prepaid and other current assets, a $0.3 million increase in accrued liabilities, a $0.3 million increase in customer deposits, and $4.2 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by an increase of $2.1 million in accounts receivable, a $0.6 million increase in inventory attributable to the ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.5 million decrease in deferred revenue, a $0.2 million decrease in accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5.4 million for the first half of 2013 compared with $1.2 million cash used in investing activities during the same period in 2012. During the first half of 2013, net cash of $1.1 million was used for payments to acquire property and equipment and $4.2 million was used for the acquisition of Sound Surgical, net of cash received. During the first half of 2012, net cash of $1.2 million was used for payments to acquire property and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $2.0 million for the first half of 2013 compared with $2.8 million of net cash used in financing activities in the same period in 2012. During the first half of 2013, $6.3 million of the payment made on the Liposonix contingent consideration obligation was classified as a financing activity, we made payments of $3.4 million on our term loans and we paid $0.9 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. These were partially offset by the proceeds of $8.0 million from the draw down on our revolving loan facility and the receipt of $0.3 million in proceeds from exercise of stock options. During the first half of 2012, we made net payments of $2.8 million on our term and revolving loans and paid $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units, partially offset by $0.5 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan.

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

We incurred a loss of $38.0 million and income of $1.2 million for the year ended December 31, 2012 and for the six months ended June 30, 2013, respectively, despite revenue growth during these two periods. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

We may be required to raise additional capital and/or debt financing on unfavorable terms.

We substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix, and we expect to make substantial future cash payments in respect of that transaction. In addition, we borrowed $10 million under a new subordinated debt facility in August 2012, and we commenced the repayment of this facility and related fees on June 1, 2013 and will continue to make payments through April 1, 2015. Further, if we fail to achieve sustained profitability and positive cash flow or if unanticipated expenses or other uses of cash arise, our liquidity needs may exceed our cash and cash equivalents and available credit facilities. We have very few authorized and unissued, or unreserved, shares of capital stock, so our ability to raise capital through the issuance of equity securities is extremely limited. Other forms of financing may not be available on a timely basis on terms acceptable to us, or at all. The availability of financing will depend, in part, on market conditions, and the outlook for our company. If we raise additional funds by issuing debt, we may not be able to obtain such debt with favorable terms, and we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available with favorable terms, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

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

We may face problems with our acquisition of Sound Surgical Technologies.

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

As a result of the acquisition of Medicis Technologies Corporation, we may be required to make additional cash payments for attainment of certain targets. We recorded a liability for the contingent consideration payments with a fair value of $37.1 million at June 30, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our condensed consolidated statements of operations.

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. We performed our annual review of goodwill as of December 31, 2012 and we determined that an impairment charge was not required. If we have indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $103.7 million as of June 30, 2013. There can be no assurance that future goodwill impairments will not occur.

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

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant Technologies, Inc (“Reliant”) against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became our wholly-owned subsidiary. One member of our Board of Directors and our former Chief Technology Officer and former member of our Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. On July 11, 2013, the court of appeals affirmed the dismissal. Plaintiffs have not filed a complaint against the defendants in Delaware. We believe that the plaintiffs’ claims are without merit.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of June 30, 2013, we had 142 issued U.S. patents, 80 pending U.S. patent applications, 142 issued foreign patents and 122 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We believe that in order to significantly grow our business, we will need to continue to conduct future clinical studies of the effectiveness of our systems. Clinical studies of aesthetic treatments are subject to a number of limitations. First, these studies may not involve well-established objective standards for measuring the effectiveness of treatment. Subjective, before and after, evaluation of the extent of change in the patient’s appearance, performed by a medical professional or by the patient, is one of the most common methods of evaluating effectiveness. A clinical study may conclude that a treatment is effective even if the change in appearance is subtle and not long-lasting. Second, as with other non-invasive or minimally invasive energy-based devices, the effects of the procedures for which our products are used vary from patient to patient and can be influenced by a number of factors, including the area of the body being treated, the age and skin laxity of the patient and operator technique.

We have conducted a minimal number of head-to-head clinical studies that compare results from treatment with our systems to surgery or treatment with other aesthetic devices. Without additional head-to-head studies against competing alternative treatments, potential customers may not find clinical studies of our technology sufficiently compelling to purchase our systems. If we decide to pursue additional studies in the future, they could be expensive and time consuming, and the data collected may not produce favorable or compelling results. If the results of such studies do not meet physicians’ expectations, our systems may not become widely adopted, physicians may recommend alternative treatments for their patients, and our business may be harmed.

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

Our sales in the international markets have increased in the past year. We currently depend primarily on third-party distributors to sell and service our products internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell our systems. Distributors may not commit the necessary resources to market, sell and service our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected. Also, as the international mix of our revenues increases, we have a greater exposure to the ability to collect receivables from our international distributors. In addition, from time to time, legal disputes arise when we wish to discontinue a distributor relationship in a given territory or otherwise feel a distributor is not performing adequately. Such disputes have led to legal proceedings that are costly to litigate and that could result in outcomes that are not favorable to us.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearances for various indications for our Thermage and Fraxel systems. In addition, 510(k) clearance has been obtained for various indications of our recently acquired Isolaz systems, CLARO products and Liposonix systems. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and potential future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

As of June 30, 2013, we had 79.8 million shares of our common stock outstanding. We may be required to issue up to 3.6 million additional shares in 2014 as contingent consideration in the Sound Surgical acquisition. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Amendment to Material Agreement

On August 5, 2013, we entered into the Tenth Amendment (the “Amendment”) to our Loan and Security Agreement with Silicon Valley Bank dated as of March 9, 2009, as amended from time to time (the “Loan and Security Agreement”), which amends the fixed charge coverage ratio financial covenant.

The preceding description of the Amendment is qualified in its entirety by reference to the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

1.1	Underwriting Agreement between the Company and Canaccord Genuity Inc., as representative of the Underwriters, dated August 2, 2012	8-K	001-33123	1.1	August 2, 2012

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Tenth Amendment to Loan and Security Agreement dated as of August 5, 2013 by and between Solta Medical, Inc. and Silicon Valley Bank.					X

10.2	Change of Control and Severance Agreement effective as of April 1, 2013 by and between Solta Medical, Inc. and Stephen J. Fanning.					X

10.3	Amended and Restated Change of Control and Severance Agreement effective as of April 1, 2013 by and between Solta Medical, Inc. and John F. Glenn.					X

10.4	Form of Amended and Restated Change of Control and Severance Agreement effective as of April 1, 2013 (for executive officers).					X

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: August 7, 2013	/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed

1.1	Underwriting Agreement between the Company and Canaccord Genuity Inc., as representative of the Underwriters, dated August 2, 2012	8-K	001-33123	1.1	August 2, 2012

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Tenth Amendment to Loan and Security Agreement dated as of August 5, 2013 by and between Solta Medical, Inc. and Silicon Valley Bank.					X

10.2	Change of Control and Severance Agreement effective as of April 1, 2013 by and between Solta Medical, Inc. and Stephen J. Fanning.					X

10.3	Amended and Restated Change of Control and Severance Agreement effective as of April 1, 2013 by and between Solta Medical, Inc. and John F. Glenn.					X

10.4	Form of Amended and Restated Change of Control and Severance Agreement effective as of April 1, 2013 (for executive officers).					X

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.