Form 10-Q
period 2013-09-30
SOLTA MEDICAL INC
filed 2013-11-15
CIK 1171298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 80,739,760 shares of the registrant’s common stock were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solta Medical, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,674	$38,097
Accounts receivable, net	20,331	20,570
Inventories	22,414	16,611
Prepaid expenses and other current assets	5,767	8,476

Total current assets	56,186	83,754
Property and equipment, net	7,215	6,401
Purchased intangible assets, net	56,044	42,428
Goodwill	103,981	96,620
Other assets	948	520

Total assets	$224,374	$229,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,929	$7,283
Accrued liabilities	13,656	17,343
Current portion of contingent consideration liability	7,839	21,400
Current portion of deferred revenue	3,953	3,985
Short-term borrowings	694	8,345
Customer deposits	1,067	637

Total current liabilities	35,138	58,993
Deferred revenue, net of current portion	744	683
Term loan, net of current portion	25,954	18,063
Non-current tax liabilities	4,818	2,478
Contingent consideration liability	21,500	38,500
Other liabilities	253	899

Total liabilities	88,407	119,616

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value:
100,000,000 shares authorized, 79,838,671 and 68,795,987 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	80	69
Additional paid-in capital	244,467	220,489
Accumulated deficit	(108,580)	(110,451)

Total stockholders’ equity	135,967	110,107

Total liabilities and stockholders’ equity	$224,374	$229,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$33,540	$35,028	$111,260	$104,744
Cost of revenue	14,491	13,813	44,430	39,738

Gross margin	19,049	21,215	66,830	65,006

Operating expenses
Sales and marketing	14,807	12,403	45,870	40,022
Research and development	4,701	4,849	15,478	15,167
General and administrative	6,246	4,557	19,651	13,832
Remeasurement of contingent consideration liability	(8,700)	1,900	(21,300)	32,600

Total operating expenses	17,054	23,709	59,699	101,621

Income (loss) from operations	1,995	(2,494)	7,131	(36,615)
Interest income	21	3	48	8
Interest expense	(877)	(377)	(2,372)	(1,078)
Other income (expense), net	(144)	46	(389)	(101)

Income (loss) before income taxes	995	(2,822)	4,418	(37,786)
Income tax provision	351	56	2,546	177

Net income (loss)	$644	$(2,878)	$1,872	$(37,963)

Net income (loss) per share:
Basic	$0.01	$(0.04)	$0.02	$(0.60)

Diluted	$0.01	$(0.04)	$0.02	$(0.60)

Weighted average shares outstanding used in calculating net income (loss) per common share:
Basic	79,791,789	65,947,361	77,171,829	63,017,220

Diluted	81,025,627	65,947,361	78,337,342	63,017,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solta Medical, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(Unaudited)

	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,872	$(37,963)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	9,755	8,012
Loss on disposal of property, plant and equipment	—	33
Stock-based compensation	3,034	3,553
Contingent consideration fair value adjustment	(21,300)	32,600
Tax benefit from stock option exercises	—	2
Loan warrant discount amortization	322	104
Final payment accrual on debt financings	782	399
Provision for doubtful accounts	451	520
Write-down of excess and obsolete inventory	405	591
Change in assets and liabilities:
Accounts receivable	2,117	(3,903)
Inventories	(3,351)	(845)
Prepaid expenses and other current assets	1,310	770
Other assets	73	(25)
Accounts payable	(1,318)	450
Accrued and other liabilities	(816)	(588)
Contingent consideration liability payment	(9,367)	—
Deferred revenue	(80)	(823)
Customer deposits	430	239
Deferred rent	16	(77)

Net cash provided by (used in) operating activities	(15,665)	3,049

Cash flows from investing activities
Acquisition of property and equipment	(1,451)	(2,115)
Payments for acquisitions, net of cash acquired	(4,243)	—

Net cash used in investing activities	(5,694)	(2,115)

Cash flows from financing activities
Repayment of loan agreements	(35,082)	(9,555)
Contingent consideration liability payment	(6,294)	—
Cash settlement of vested restricted stock units	(937)	(469)
Proceeds from equity financing	—	16,279
Payment of equity financing costs	—	(171)
Payment of debt financing fees	(2,440)	—
Proceeds from exercise of stock options	373	273
Proceeds from employee stock purchase plan	316	339
Proceeds from loan agreement borrowings	35,000	13,500

Net cash provided by (used in) financing activities	(9,064)	20,196

Net increase (decrease) in cash and cash equivalents	(30,423)	21,130
Cash and cash equivalents at beginning of period	38,097	17,417

Cash and cash equivalents at end of period	$7,674	$38,547

Supplemental disclosure of cash flow information
Cash paid for interest	$1,061	$576
Cash paid for taxes	157	51
Accounts payable and accrued liabilities related to property and equipment purchases	366	126
Issuance of common stock for vested restricted stock units	3,040	1,860
Issuance of warramts in connection with debt financing	—	700

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future year.

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

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), relating to Income Taxes (Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent of ASU 2013-11 is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

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

The following table summarizes net revenue by product:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Systems	$13,762	$16,164	$46,532	$47,940
Tips and other consumables	17,848	16,900	59,022	51,845

Net revenue from products	31,610	33,064	105,554	99,785
Services and other	1,930	1,964	5,706	4,959

Total net revenue	$33,540	$35,028	$111,260	$104,744

The following table summarizes net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	$15,322	$15,220	$49,027	$51,554
Asia Pacific	12,335	14,560	42,943	37,426
Europe/Middle East	4,231	4,107	15,082	12,374
Rest of the world	1,652	1,141	4,208	3,390

Total net revenue	$33,540	$35,028	$111,260	$104,744

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Historical net income (loss) per share:
Numerator:
Net income (loss)	$644	$(2,878)	$1,872	$(37,963)

Denominator:
Weighted-average common shares outstanding used in calculating net income (loss) per share:
Basic	79,791,789	65,947,361	77,171,829	63,017,220

Diluted	81,025,627	65,947,361	78,337,342	63,017,220

Net income (loss) per share:
Basic	$0.01	$(0.04)	$0.02	$(0.60)

Diluted	$0.01	$(0.04)	$0.02	$(0.60)

The following outstanding options, warrants, common stock issuable under the Employee Stock Purchase Plan and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options to purchase common stock	2,156,599	5,495,218	2,266,521	5,495,218
Common stock warrants	312,423	4,587,644	312,423	4,587,644
Restricted and market-based stock units	—	2,738,971	79,285	2,738,971
Common stock issuable under Employee Stock Purchase Plan	13,038	146,335	17,800	146,335

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

As of September 30, 2013, the fair value of this contingent consideration liability has been decreased to $0 to reflect the updated fair value estimate of the liability and accordingly $600 and $6,400 was recognized as a credit in the condensed consolidated statement of operations during the three and nine months ended September 30, 2013, respectively (see note 4 regarding Level 3 unobservable inputs used at September 30, 2013 to measure the contingent consideration liability for Sound Surgical). The decrease in the updated fair value of the contingent consideration is due to changes in the Company’s estimate of achievement against certain revenue milestones and changes in the Company’s stock price at September 30, 2013. If the Company’s actual results differ from those probability-weighted earnout estimates, the contingent consideration liability will be adjusted accordingly.

The purchase price allocation amounts are subject to change within the measurement period for adjustments of the acquisition consideration based on the final determination of Sound Surgical’s valuation of assets, liabilities and working capital. The purchase price allocation adjustments recorded through September 30, 2013 relate to adjustments resulting in a net increase of $17 to residual goodwill for a decrease in the valuation of accounts receivable by $432 and a decrease in the valuation of accrued liabilities by $449. The following summarizes the preliminary purchase price allocation of the Sound Surgical acquisition adjusted through September 30, 2013:

Cash	$134
Accounts receivable	2,329
Inventory	3,430
Prepaid expenses and other assets	684
Property and equipment	1,222
Intangible assets:
VASER trade name	1,500
Customer relationships	12,500
Core/Developed Technology	6,800
Goodwill	7,361
Other long term assets	364

Total assets acquired	36,324
Liabilities assumed:
Accounts payable	1,814
Accrued liabilities	2,504
Deferred revenue	22
Other liabilities	7

Total liabilities acquired	4,347
Net acquired assets	$31,977

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

The Company allocated the residual value of $7,361 to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill is expected to be deductible over 15 years for tax purposes, however the amount deductible for tax purposes will vary based on any adjustments made to the tax basis of assets and liabilities acquired. The factors that contributed to a premium in the purchase price and the resulting recognition of goodwill were:

•	expanded base of industry knowledge and expertise; and

•	expansion of the Company’s global presence thereby increasing market penetration.

For the period from February 26, 2013 to September 30, 2013, revenue from the sales of Sound Surgical products was $11,163. Net income associated with Sound Surgical products and operations cannot be determined given the integration of Sound Surgical’s operations within the Company. The Company’s consolidated financial statements include the results of operations of Sound Surgical from the date of acquisition through September 30, 2013.

Reliable information to provide pro forma financial disclosure on the Sound Surgical acquisition is currently unavailable and impracticable to prepare at this time. Therefore, the pro forma financial information has not been included herein.

During the three and nine months ended September 30, 2013, the Company incurred an aggregate of $282 and $2,803, respectively, in acquisition and severance-related costs related to the acquisition of Sound Surgical. During the three and nine months ended September 30, 2012, the Company recorded a $2 credit and a $168 expense, respectively, in acquisition and severance-related costs related to the acquisition of Medicis Technologies Corporation (f/k/a Liposonix, Inc.) (“Liposonix”). These expenses are included in general and administrative expenses in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012.

NOTE 4 — BALANCE SHEET DETAIL

Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$8,402	$7,564
Work-in-process	481	418
Finished goods	13,531	8,629

	$22,414	$16,611

Intangible Assets

The Company’s intangible assets were acquired in connection with the acquisition of Reliant Technologies, Inc. on December 23, 2008, Aesthera Corporation on February 26, 2010, CLRS Technology Corporation on October 15, 2010, Liposonix on November 1, 2011, and Sound Surgical on February 26, 2013. The carrying amount and accumulated amortization expense of the acquired intangible assets at September 30, 2013 and December 31, 2012 were as follows:

	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2013
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($8,974)	$12,346
Product technology	7 - 9 years	31,970	(10,147)	21,823
Future royalties contract	10 years	3,890	(778)	3,112

		57,180	(19,899)	37,281
Intangible assets amortized to operating expenses:
Trade Names	6 - 10 years	6,580	(2,385)	4,195
Customer relationships	4 - 12 years	19,210	(4,642)	14,568

		25,790	(7,027)	18,763

Total intangible assets		$82,970	($26,926)	$56,044

	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2012
Intangible assets amortized to cost of revenue:
Core technology	6 -12 years	$21,320	($7,460)	$13,860
Product technology	7 - 9 years	25,170	(7,388)	17,782
Future royalties contract	10 years	3,890	(486)	3,404

		50,380	(15,334)	35,046
Intangible assets amortized to operating expenses:
Product development contract	1.9 yars	620	(620)	—
Non-compete agreement	2 years	500	(500)	—
Trade name	6 - 10 years	5,080	(1,832)	3,248
Customer relationships	4 - 12 years	6,710	(2,576)	4,134

		12,910	(5,528)	7,382

Total intangible assets		$63,290	($20,862)	$42,428

The Company has included amortization of acquired intangible assets directly attributable to revenue-generating activities in cost of revenue. The Company has included amortization of acquired intangible assets not directly related to revenue-generating activities in operating expenses. During the three and nine months ended September 30, 2013, the Company recorded amortization expense in the amount of $1,563 and $4,563, to cost of revenue and $1,021, and $2,620 to operating expenses, respectively, and during the three and nine months ended September 30, 2012, the Company recorded amortization expense in the amount of $1,374 and $4,126 to cost of revenue and $355 and $1,068, to operating expenses, respectively.

As of September 30, 2013, the total expected future amortization related to the Company’s existing intangible assets, is as follows:

	Amortization included in Cost of Revenue	Amortization included in Operating Expense	Total Amortization Expense
2013	$1,562	$1,072	$2,634
2014	6,254	4,135	10,389
2015	6,225	3,862	10,087
2016	4,610	3,690	8,300
2017 and thereafter	18,630	6,004	24,634

	$37,281	$18,763	$56,044

The Company tests its long-lived assets for impairment if events or changes in circumstances indicate that the assets may be impaired. No impairment of intangibles and long-lived assets were identified through September 30, 2013. There can be no assurance that future long-lived asset impairments will not occur.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	September 30,	December 31,
	2013	2012
Balance at beginning of period	$96,620	$96,620
Addition from acquisition	7,361	—

Balance at end of period	$103,981	$96,620

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The goodwill test is based on the Company’s single operating segment and reporting unit structure. The decline in the Company’s stock price during the three months ended September 30, 2013, and a decline in actual and projected results for relative periods appeared to be indicators that goodwill might be impaired at September 30, 2013. As a result the Company performed a goodwill impairment analysis at September 30, 2013 and determined that the fair value of the Company exceeded the carrying by more than 15% and thus no goodwill impairment was identified at September 30, 2013. The income and market approach was used to determine fair value and the key assumptions used in the goodwill impairment analysis were: 1) the income approach using a discounted cash flow model which included projected results for the periods from October 1, 2013 through December 2020 and a weighted-average cost of capital; and 2) the market approach used the Company’s market capitalization at September 30, 2013 plus a control premium. Some of the uncertainties around these key assumptions include variability in future cash flows of the Company due to changes in demand of the Company’s products due to competitive market pressures and changes in the Company’s stock price. Significant declines in any of the key assumptions could cause the assessed fair value of the Company to be below its carrying value, and as a result, goodwill will be considered impaired. The balance of goodwill is $103,981 as of September 30, 2013 and, there can be no assurance that future goodwill impairments will not occur.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Payroll and related expenses	$5,993	$6,723
Accrued claims and settlements	204	3,189
Standard warranty	1,397	1,724
Professional fees	709	662
Other	5,353	5,045

	$13,656	$17,343

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

The carrying value of the Company’s loans under the credit facility as reported in the condensed consolidated balance sheets approximates fair value. The fair value of the Company’s term loan is measured based on Level 3 inputs such as borrowing rates available to the Company for loans with similar terms.

The Company’s contingent consideration liability is classified within Level 3 of the fair value hierarchy because some of the inputs used to value the liability are unobservable and developed by the Company using its own assumptions at September 30, 2013. At the end of each reporting period, the Company remeasures its contingent consideration liability at fair value.

The unobservable inputs at September 30, 2013 are as follows:

Level 3 Fair Value Measurement	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability:
Liposonix	$29,339	Discounted cash flow	Weighted average cost of capital	21.0%
			Long term discount rate	21.0%
Sound Surgical	—	Probability Weighted Earnout	Discount for lack of marketability	5.0%

	$29,339

The unobservable inputs at December 31, 2012 are as follows:

Level 3 Fair Value Measurement	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Input %
Contingent consideration liability:
Liposonix	$59,900	Discounted cash flow	Weighted average cost of capital	25.2%
			Long term discount rate	25.0%

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

The change in the value of the contingent consideration liability is summarized below:

Fair value at December 31, 2012	$59,900
Additional contingent consideration liability resulting from the Sound Surgical acquisition	6,400
Change in fair value of the contingent consideration liability	(21,300)
Contingent consideration liability payment	(15,661)

Fair value at September 30, 2013	$29,339

As of September 30, 2013 and December 31, 2012, $7,839 and $21,400, respectively, of the contingent consideration liability was classified as current, and $21,500 and $38,500, respectively, was classified as non-current. The decrease in the fair value of the contingent consideration liability when compared to prior year end is due to changes in the Company’s estimate of achievement against certain revenue milestones, changes in the Company’s stock price at September 30, 2013 and accretion of the liability. If the Company’s actual results differ from those probability-weighted earnout estimates, the contingent consideration liability will be adjusted accordingly.

NOTE 5 — WARRANTY AND SERVICE CONTRACTS

Standard Warranty

The Company currently accrues for the estimated cost to repair or replace products under warranty at the time of sale and is recorded as a current liability in accrued liabilities. A summary of standard warranty accrual activity is shown below:

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$1,724	$1,647
Additions from acquisition	123	—
Accruals for warranties issued during the period	2,421	2,872
Settlements made during the period	(2,871)	(3,003)

Balance at end of period	$1,397	$1,516

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

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$3,039	$3,256
Additions from acquisition	87	—
Payments received	4,487	2,950
Revenue recognized	(3,995)	(3,319)

Balance at end of period	$3,618	$2,887

As of September 30, 2013 and December 31, 2012, $2,874 and $2,356, respectively, of the extended warranty contracts was classified as current, and $744 and $683, respectively, was classified as non-current. The Company incurred costs of $537 and $1,720 under extended warranty contracts during the three and nine months ended September 30, 2013, respectively, and costs of $431 and $1,242 during the three and nine months ended September 30, 2012, respectively.

NOTE 6 — LOAN AND SECURITY AGREEMENTS

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Lender”) on March 9, 2009, with subsequent amendments through August 2013.

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

On August 30, 2013, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amendment”) which amends and the Loan Agreement. The Amendment provides for the following, among other things:

Revolving Loan

A secured revolving loan facility for an amount of up to $12,000. The Company may borrow, repay and reborrow funds under the revolving loan facility until August 30, 2016, at which time the revolving loan facility expires and all outstanding amounts under the facility must be repaid. Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus 1%, subject to a minimum per annum rate of 5%. Interest on borrowings under the revolving loan facility is payable monthly. In the event the Company elects to terminate the revolving loan facility before the expiration date, the Company is required to pay a fee in the amount of $360. In addition, there are three non-refundable facility fees of $240 each payable to the Lender as follows (i) on the date of the Amendment, (ii) on the earlier of the first anniversary of the date of the Amendment or the date that the revolving loan is terminated early, and (iii) on the earlier of the second anniversary of the date of the Amendment or the date that the revolving loan is terminated early.

Term Loan

A secured term loan facility, which consists of two tranches. The first tranche is in an amount equal to $27,000 on the date of the Amendment. The second tranche, which may be drawn down between June 30, 2014 and August 29, 2014, is in the amount of $3,000 and is subject to the Company having achieved a target amount of a trailing twelve month EBITDA of at least $15,000 for the period ending June 30, 2014. The maturity date of borrowings under both tranches of the term loan facility is February 1, 2017. The company drew down $27,000 from the first tranche of the term loan facility on August 30, 2013 and the proceeds were used to pay the Lender all outstanding principal and accrued and unpaid interest amounts due from the Company to the Lender under the Loan Agreement, and the remaining proceeds will be used for general working capital purposes.

Borrowings under the secured term loan facility accrue interest at a fixed per annum rate of 3.75%. Term loans borrowed under such facility must be repaid in 30 equal installments of principal and interest on the first day of each month beginning on September 1, 2014. Interest only payments are due monthly on the first day of each month until August 1, 2014. The Company may prepay all but not less than all amounts under the term loan and in connection with such prepayment, the Company is required to pay a prepayment fee of $900. On the earlier of (i) the maturity date, (ii) the date the term loan is prepaid in full or (iii) the date the loan is accelerated following an event of default, the Company is required to pay a final payment fee of $2,100.

All obligations under the Amendment are secured by substantially all of the personal property of the Company. The Amendment contains restrictions that include, among others, restrictions that limit the Company’s ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type.

The Amendment contains customary events of default for a credit facility of this size and type. The occurrence of an event of default could result in an increase in the applicable interest rate in the amount of five percentage points as well as an acceleration of all obligations under the Amendment.

At September 30, 2013, there was no balance outstanding on the revolving loan facility and $27,000 was outstanding on the term loan facility under the Loan Agreement, and $351 was remaining as loan warrant discount. As of September 30, 2013, the Loan Agreement contains financial covenants requiring the Company to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of all obligations under the loan agreement and an obligation to repay all obligations in full and such event of default could result in an increase to the applicable interest rate of 5.0%. Any acceleration in the repayment of our indebtedness could adversely affect our business and financial condition. As of September 30, 2013, the Company was in default of the Amended and Restated Loan and Security Agreement for failing to comply with certain financial covenants (see note 9 to the Notes to the Condensed Consolidated Financial Statements regarding the Forbearance and First Amendment to the Amended and Restated Loan and Security Agreement between the Company and the Lender).

NOTE 7 — CONTINGENCIES

Litigation Matters

From time to time, the Company is involved in litigation relating to claims arising from the ordinary course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, including those involving its intellectual property protection, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience. In the cases where the Company believes that a reasonably possible or probable loss exists, it discloses the facts and circumstances of the litigation, including an estimate range, if possible. All legal expenses, including those related to intellectual property protection, are expensed as they are incurred.

On December 21, 2009, a complaint was filed in the Santa Clara County Superior Court by three former stockholders of Reliant against Reliant and certain former officers and directors of Reliant in connection with the Company’s acquisition of Reliant, which closed on December 23, 2008. The complaint purports to be brought on behalf of the former common stockholders of Reliant. As a result of the acquisition, a successor entity to Reliant, Reliant Technologies, LLC, became the Company’s wholly-owned subsidiary. One member of the Company’s Board of Directors and the Company’s former Chief Technology Officer and former member of the Company’s Board of Directors are among the defendants named in the complaint. The principal claim, among others, is that Reliant violated the California Corporations Code by failing to obtain the vote from a majority of holders of Reliant’s common stock prior to the consummation of the acquisition. The complaint also purports to challenge disclosures made by Reliant in connection with its entry into the acquisition and alleges that the defendants failed to maximize the value of Reliant for the benefits of Reliant’s common stockholders. On August 2, 2010, defendants filed a motion to dismiss or stay the entire action based on a mandatory forum selection clause in the merger agreement which requires that claims related to the merger be litigated in Delaware. On September 28, 2010, the Court granted the defendants’ motion to dismiss or stay, and stayed the action indefinitely. On January 20, 2012, the Court dismissed plaintiffs’ case without prejudice. On July 11, 2013, the court of appeals affirmed the dismissal. On September 18, 2013, the parties submitted a stipulation to the court agreeing that defendants would waive costs and, in exchange, plaintiffs, for themselves and not for any member of the putative class, agreed not to seek further review of the court of appeal decision and not to pursue in any forum any of the claims asserted or which could have been asserted in the action.

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

On December 7, 2012, Richard Clement (“plaintiff”), as putative representative for the shareholders of CLRS Technology Company (“CLRS”), filed suit against the Company in the Superior Court of the State of California for the County of Alameda. Plaintiff alleges that the Company breached its October 15, 2010 merger agreement with CLRS, and in particular alleges that the Company was required, but failed, to use its best efforts to market CLARO during the earnout period. The Company denies these allegations. On April 19, 2013, the Court entered an order sustaining the Company’s demurrer to the complaint, and granting plaintiff leave to file an amended complaint. On April 30, 2013, plaintiff filed his first amended complaint asserting two causes of action: breach of contract, and breach of the implied covenant of good faith and fair dealing. The Company demurred to the first amended complaint. On July 24, 2013, the court entered an order sustaining Solta’s demurrer with prejudice and dismissing the action. Plaintiff filed a notice of appeal on October 4, 2013, but no briefing schedule for the appeal has been set.

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense:
Employee stock-based compensation expense	$122	$184	$406	$554
Employee stock purchase plan	57	84	209	251
Restricted and market -based stock units	417	936	2,419	2,748

Total stock-based compensation expense	$596	$1,204	$3,034	$3,553

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$158	$127	$438	$366
Sales and marketing	178	249	556	715
Research and development	186	212	495	571
General and administrative	74	616	1,545	1,901

Total stock-based compensation expense	$596	$1,204	$3,034	$3,553

During the nine months ended September 30, 2013, under the 2006 Equity Incentive Plan, the board of directors approved the issuance of 1,318,867 shares of restricted stock units and 523,800 shares of market-based stock units to certain employees. The fair value of the restricted stock awards of $3,086 was based on the closing stock market price on the date of award. These restricted stock units vest over three years. The fair value of the market-based stock units at the issuance date of $1,275 was estimated using the Monte-Carlo simulation model which is a probabilistic approach for calculating the fair value of the awards. The Monte-Carlo simulation is a statistical technique used, in this instance, to simulate future stock prices of the Company and the Russell Microcap Index by using the following assumptions: expected volatility of 63.33% and 26.01%, correlation coefficients of 1.0 and 0.54631, risk-free interest rate of 0.37%, and contractual term of 2.9 years. The market stock units will vest over three years if certain market conditions are met. The market conditions are tied to the performance of the Company’s common stock relative to the Russell Microcap Index.

NOTE 9 — SUBSEQUENT EVENTS

On November 6, 2013, the Board of Directors of the Company approved a restructuring of its workforce, resulting in a reduction in force of approximately 40 employees, which represents 9% of its workforce, across all areas of the Company. Charges associated with the reduction in workforce are expected to be between approximately $1,000 to $1,300, which includes cash expenditures of approximately $500 to $800 in employee benefit and severance arrangements, the majority of which is expected to be paid during the fourth quarter of 2013. In addition, the Company will record one-time facilities closing costs for the Louisville, Colorado office acquired as part of the Sound Surgical, Inc. acquisition earlier in the year and contract termination costs of up to approximately $500. The Company expects to record all of these restructuring costs by the first quarter of 2014 and expects the restructuring plan to be substantially complete by the first quarter of 2014.

As of September 30, 2013, the Company was in default of the Amended and Restated Loan and Security Agreement for failing to comply with certain financial covenants and such failure to comply constituted events of default. On November 8, 2013, the Company entered into a Forbearance and First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Lender. The First Amendment provides for the Lender to forbear from exercising its rights and remedies against the Company for such default through the forbearance period, which expires on the earliest to occur of (i) November 30, 2013, (ii) the failure of the Company to comply with any of the terms of the First Amendment, (iii) the occurrence of any new event of default and (iv) the date the Company joins in any suit or proceeding against the Lender. The First Amendment also provides for a decrease of the credit available under the revolving line of credit from $12,000 to $6,000 and a change to the maturity date of borrowings under the revolving line of credit to December 31, 2013 from March 18, 2015.

On November 14, 2013, the Company entered into a Term Loan Agreement (the “New Term Loan”) with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. (“Capital Royalty”). The New Term Loan provides for an amount of up to $60,000 which consists of two tranches. The first tranche is an amount equal to $40,000 which shall be made available to the Company concurrently with its use for the repayment and termination of the existing Amended and Restated Loan and Security Agreement with Silicon Valley Bank, and the remaining proceeds will be used for general working capital purposes. The first tranche may be drawn down between November 14, 2013 and December 31, 2013. The second tranche is for an amount up to $20,000 which shall be made available upon the Company achieving at least $4,000 of GAAP operating income during any consecutive three month period prior to December 31, 2014 (the “Second Draw Milestone”). The second tranche draw down period must end no later than December 31, 2014 and the draw down request must be made no later than 60 calendar days after achieving the Second Draw Milestone. The maturity date of borrowings under both tranches of the New Term Loan is December 31, 2019.

Borrowings under the New Term Loan accrue interest at a fixed per annum rate of 13.5% which will be paid quarterly in arrears. Before the fourth anniversary of the initial borrowing, interest-only payments shall be payable on the last day of each quarter, at the Company’s option, as either 13.5% cash, or 9.00% cash interest and 4.50% paid in-kind interest in the form of additional secured term loans. The payment dates for the principal amounts borrowed under the New Term Loan must be repaid in eight equal quarterly installments on the last day of the quarter during the final two years of the term. The Company may prepay all but not less than all amounts under the Secured Loan and in connection with such prepayment, the Company is required to pay a prepayment fee as follows: (i) if the prepayment date is on or before the fourth payment date, a 5.00% fee of the New Term Loan principal amount prepaid; (ii) if the prepayment date is after the fourth payment date but before the eighth payment date, a 4.00% fee of the New Term Loan principal amount prepaid; (iii) if the prepayment date is after the eighth payment date but before the twelve payment date, a 3.00% fee of the New Term Loan principal amount prepaid; (iv) if the prepayment date is after the twelve payment date but before the sixteenth payment date, a 2.00% fee of the New Term Loan principal amount prepaid; (v) if the prepayment date is after the sixteenth payment date but before the twentieth payment date, a 1.00% fee of the New Term Loan principal amount prepaid; and (vi) if the prepayment date is after the twentieth payment date, there is no fee on the New Term Loan principal amount prepaid. In addition, the Company must pay a financing fee of 1.25% of aggregate proceeds due at each draw down on the New Term Loan

The New Term Loan contains financial covenants requiring the Company to maintain minimum liquidity and minimum annual revenue. In the event the Company does not have annual revenues greater than or equal to the amount required under the minimum revenue financial covenant during the 2014 through 2018 calendar year, the Company may, at its options, cure the event of default within ninety days of the respective calendar year by raising subordinated debt or equity.

All obligations under the New Term Loan are secured by substantially all of the personal property of the Company, except the Company may maintain one line of financing senior to the New Term Loan as long as: (i) such line is secured solely by the Company’s accounts receivable, inventory and cash, (ii) the aggregate amount due and outstanding under such line does not exceed 80% of the amount of eligible accounts receivable outstanding, and securing such obligation, and (iii) the lenders under such line and Capital Royalty agree to a mutually acceptable intercreditor agreement. The New Term Loan contains restrictions that include, among others, restrictions that limit the Company’s ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type.

The New Term Loan contains customary events of default for a credit facility of this size and type. The occurrence of an event of default could result in an increase in the applicable interest rate in the amount of 4% points per year payable entirely in cash as well as an acceleration of all obligations under the Amendment.

The Company plans to draw down $40,000 from the first tranche of the New Term Loan in November 2013 and the proceeds will be used to pay Silicon Valley Bank all outstanding principal and accrued and unpaid interest amounts due from the Company under the Amended and Restated Loan and Security Agreement, and the remaining proceeds will be used for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, introduction of new procedures and associated treatment tips in the future; sales organization growth; growth in international sales and expansion into new international markets; and our belief that our cash, cash equivalents and marketable investments, along with our credit facility will satisfy our anticipated cash requirements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” section in Part II Item 1A of this Quarterly Report on Form 10-Q. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-Q. We also encourage you to read the Critical Accounting Policies in Item 7 “Management’s Discussion and Analysis” contained in Part II of our Annual Report on Form 10-K filed on March 6, 2013.

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

Net revenue for the nine months ended September 30, 2013 increased 6% or $6.6 million, to $111.3 million, from $104.7 million in the same period in 2012, due primarily to the sale of VASER products acquired in the acquisition of Sound Surgical Technologies LLC in February 2013 and an increase in tips and consumable product sales. The increase was partially offset by a decline in total Liposonix revenue which was primarily driven by an increased mix of lower average-priced international sales and a manufacturing issue with the transducer treatment tip that we experienced in our North America regions during the first quarter of 2013. Our business continued to be impacted by the weakness in global economic conditions and tight credit markets, which we believe have continued to contribute to a slowdown in customer purchase decisions. The tight credit markets may have limited the ability of some of our customers to obtain financing for the purchase of our products. In response to the continuing difficulties in the economy, we have implemented a number of initiatives in response to the tight worldwide credit market, including working with financing companies to identify attractive leasing or borrowing options for our customers as well as offering incentives to doctors who buy more than one of our brands.

In November 2013, we announced that we intended to implement an operating plan for 2014 that would significantly reduce our operating expenses and that we had implemented a reduction in work force as a step to achieve certain aspects of our goals in this regard. We will incur charges associated with our restructuring actions by the first quarter of 2014 and our operating expenses will be reduced in future periods.

Acquisition of Sound Surgical

We completed the acquisition of Sound Surgical on February 26, 2013. See Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company’s consolidated financial statements include the results of operations of Sound Surgical from the date of acquisition through September 30, 2013.

Significant Business Trends

We derive revenue primarily from the sale of systems, treatment tips and consumables. For the nine months ended September 30, 2013 and 2012, we derived 53% and 49% respectively, of our revenue from treatment tips and consumable sales, and 42% and 46% respectively, of our revenue from system sales. The balance of our revenue is derived from service, research and development, shipping and royalty revenue.

We market our products in North America to physicians, primarily dermatologists and plastic surgeons, through a direct sales force and internationally through a network of independent distributors and our direct sales force in certain countries. In the nine months ended September 30, 2013 and 2012, we derived 44% and 49%, respectively, of our revenue from sales of our products and services within North America, and 56% and 51%, respectively, of our total sales outside of North America. We believe that a significant portion of our business will continue to come from international sales through increased penetration in countries where we currently sell our products, combined with expansion into new international markets. The percentages of our revenue by region are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	46%	43%	44%	49%
Asia Pacific	36%	42%	38%	36%
Europe/Middle East	13%	12%	14%	12%
Rest of the world	5%	3%	4%	3%

Total net revenue	100%	100%	100%	100%

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

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Net Revenue. Revenue is derived from the sales of systems, treatment tips and other consumables, and service and other revenue. Net revenue was $33.5 million for the three months ended September 30, 2013, a decrease of $1.5 million, or 4%, compared to $35.0 million for the three months ended September 30, 2012. The decrease in revenue was primarily due to a decrease in existing system revenue and system upgrade revenue which was due primarily to competitive market pressures and a larger mix of lower average-priced international sales. The decrease was partially offset by sales of the new VASER products that launched in March 2013 and an increase in sales of treatment tips and other consumables. System sales for the three months ended September 30, 2013 was $13.8 million, a decrease of $2.4 million, or 15%, compared to $16.2 million for the same period of 2012. Sale of treatment tips and other consumables increased by $0.9 million or 6%, to $17.8 million for the three months ended September 30, 2013 from $16.9 million for the same period of 2012, driven primarily from the sale of Thermage, Clear + Brilliant, and Liposonix tips, and VASER consumables.

Net Revenue increased $6.6 million, or 6%, to $111.3 million for the nine months ended September 30, 2013 from $104.7 million for the same period of 2012. The increase in revenue was due primarily from the sale of the new VASER products that launched in March 2013, an increase of net tips and consumable sales, and an increase in service and other revenue. The increase was partially offset by a decline in total Liposonix revenue which was primarily driven by an increased mix of lower average-priced international sales and a manufacturing issue with the transducer treatment tip that we experienced in our North America regions during the first quarter of 2013. The Liposonix transducer manufacturing issue was corrected by the end of March 2013. System sales decreased $1.4 million or 3%, to $46.5 million for the nine months ended September 30, 2013 from $47.9 million for the same period of 2012. Sale of treatment tips and other consumables increased by $7.2 million or 14%, to $59.0 million for the nine months ended September 30, 2013 from $51.8 million for the same period of 2012, driven primarily from the sale of Thermage, Clear + Brilliant, and VASER consumables.

Cost of Revenue and Gross Margin. Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Gross margin was 57% of revenue for the three months ended September 30, 2013, compared with 61% of revenue for the same period in 2012. The decrease in gross margin as a percent of revenue when compared to the prior year period was primarily due to a higher mix of international system sales, competitive pricing pressures on system sales, and higher excess and obsolete reserves, partially offset by a higher mix of tip sales, lower manufacturing spending net of overhead absorption, and lower manufacturing scrap costs.

Gross margin was 60% of revenue in the first nine months of 2013, compared with 62% of revenue in the first nine months of 2012. The decrease in gross margin as a percent of revenue for the first nine months of 2012 when compared to the prior year period was primarily due to a higher mix of international system sales and competitive pricing pressures on system sales, partially offset by a higher mix of tip sales, lower manufacturing spending net of overhead absorption, lower excess and obsolete reserves and lower warranty reserves.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel related costs in our sales, marketing, clinical training, and customer service departments, customer-attended workshops, trade shows, advertising, public relations, marketing sponsorship programs, and marketing materials. Sales and marketing expenses for the three months ended September 30, 2013 were $14.8 million, an increase of $2.4 million, or 19%, compared to $12.4 million for the same period in 2012. The increase was primarily attributable to an increase of $0.8 million in employee payroll, commissions and related travel and entertainment expenses, which was mainly due to increased sales and marketing personnel acquired in our Sound Surgical acquisition, $0.7 million in advertising and marketing program expenses associated with launching VASER products from the Sound Surgical acquisition, an increase of $0.7 million in amortization of intangibles acquired in the Sound Surgical acquisition, and an increase of $0.2 million in professional outside services.

Sales and marketing expenses increased $5.8 million, or 15%, to $45.8 million in the first nine months of 2013 from $40.0 million for the same period of 2012. The increase in the first nine months of 2013 was primarily attributable to an increase of $1.7 million in employee payroll, commissions and related travel and entertainment expenses, which was mainly due to increased sales and marketing personnel acquired in our Sound Surgical acquisition, an increase of $1.6 million in discretionary marketing expenses associated with launching VASER products from the Sound Surgical acquisition, an increase of $1.5 million in amortization of intangibles acquired in the Sound Surgical acquisition, an increase of $0.8 million in professional outside services, and an increase of $0.2 million in depreciation and allocated information technology and facility expenses.

Research and Development. Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, material costs and quality assurance costs not directly related to the manufacturing of our products. Research and development expenses for the three months ended September 30, 2013 decreased by $0.1 million, or 3% to $4.7 million from $4.8 million for the same period in 2012. The decrease was primarily due to a decrease of $0.2 million in employee payroll and related expenses, a decrease of $0.1 million in clinical studies and other research, partially offset by an increase of $0.2 million in professional outside services.

Research and development expenses increased $0.3 million, or 2%, to $15.5 million in the first nine months of 2013 from $15.2 million for the same period in 2012. Compared to the first nine months of 2012, professional outside services increased by $0.4 million and clinical studies and other research and development projects increased by $0.1 million, partially offset by employee payroll and related expenses which decreased by $0.1 million and depreciation and allocated information technology and facility expenses, which decreased by $0.1 million.

General and Administrative. General and administrative expenses consist primarily of personnel costs, legal and accounting fees, human resources costs and other general operating expenses. General and administrative expenses for the three months ended September 30, 2013 were $6.3 million, an increase of $1.7 million, or 37%, compared with $4.6 million for the same period in 2012. The increase from the prior year period was primarily due to an increase of $1.3 million in acquisition and severance related expenses resulting from the termination of our former President and Chief Executive Officer and acquisition of Sound Surgical. In addition, the general and administrative expenses increased due to an increase of $0.3 million in additional excise taxes due to the new medical device excise tax effective January 1, 2013, an increase of $0.2 million in depreciation and allocated information technology and facility expenses, an increase of $0.2 million in bad debt expense and an increase of $0.1 million in business insurance, partially offset by a decrease of $0.3 million in employee payroll and related expenses and a decrease of $0.1 million in professional outside services.

General and administrative expenses in the first nine months of 2013 was $19.6 million, an increase of $5.8 million or 42%, compared with $13.8 million in the first nine months of 2012. The increase from the prior year period was primarily due to an increase of $3.7 million in acquisition and severance related expenses resulting from the acquisition of Sound Surgical in February 2013 and termination of our former President and Chief Executive Officer, an increase of $0.7 million in professional outside services, primarily legal services, an increase of $0.6 million in depreciation and allocated information technology and facility expenses, an increase of $0.8 million in additional excise taxes due to the new medical device excise tax effective January 1, 2013, and an increase of $0.2 million in business insurance, partially offset by a decrease of $0.1 million in employee payroll and related expenses and a decrease of $0.1 million in bad debt expense.

Remeasurement of contingent consideration liability. Remeasurement of the contingent consideration liability is the quarterly fair value adjustment of the contingent consideration liability associated with certain acquisitions. Adjustments can arise due to accretion of the liability as the Company approaches payment or for any changes to the assumptions used to measure the liability. For the three and nine months ended September 30, 2013, the contingent consideration fair value adjustment was $8.7 million and $21.3 million, respectively, credits associated with the acquisitions of Liposonix and Sound Surgical, and for the three and nine months ended September 30, 2012, the contingent consideration fair value adjustment was $1.9 million and $32.6 million, respectively, expenses associated with the acquisition of Liposonix. The acquisition of Liposonix closed in the fourth quarter of 2011 and the acquisition of Sound Surgical closed in the first quarter of 2013. The decrease to the contingent consideration liability recorded in the first nine months of 2013 was due primarily to changes in our estimates of achievement in specified net sales and adjusted gross profit targets over the remaining six-year Liposonix earnout period, and changes in the Company’s estimate of achievement against certain Sound Surgical revenue milestones, changes in the company’s stock price and a decrease in the discount for lack of marketability rate used to value the Sound Surgical contingent consideration liability. The increase to the contingent consideration liability recorded in the first nine months of 2012 was due primarily to changes in our estimates of achievement in specified net sales and adjusted gross profit targets over the seven-year Liposonix earnout period.

Interest Income. Interest income consists primarily of interest income generated from our cash and cash equivalents. Interest income increased $18,000, to $21,000 for the three months ended September 30, 2013, from $3,000 for the same period in 2012, and increased $40,000, to $48,000 for the nine months ended September 30, 2013 from $8,000 for the same period in 2012. The increase is primarily due to higher average cash and cash equivalent balances during the first nine months of 2013 when compared to the comparable period of the prior year.

Interest Expense. Interest expense consists primarily of interest expense resulting from borrowings on the line of credit and term loans. Interest expense increased by $500,000 to $877,000 for the three month period ended September 30, 2013, from $377,000 for the same period in 2012, and increased by $1,294,000 to $2,372,000 for the nine months ended September 30, 2013 from $1,078,000 for the same period in 2012. The increase is primarily a result of the new subordinated debt facility we entered into in August 2012.

Other Expense, net. Net other expense consists primarily of activity resulting from foreign exchange gains and losses and activity from our equity investment. We recorded net expense of $144,000 and net income of $46,000 in the three month period ended September 30, 2013 and 2012, respectively, and net expense of $389,000 and $101,000 in the nine months ended September 30, 2013 and 2012, respectively. The net expense increase during both periods is primarily due to higher foreign exchange losses from currency fluctuations when compared to the same periods in the prior year.

Income Tax Provision. There was an income tax provision of $351,000 and $56,000 for the three month periods ended September 30, 2013 and 2012, respectively, and $2.5 million and $177,000 for the nine month periods ended September 30, 2013 and 2012, respectively. The provision for income taxes for the three and nine month periods ended September 30, 2013, primarily represents taxes in foreign and state jurisdictions, tax reserves for uncertain tax positions, and tax expense resulting from the reduction of tax deductible contingent consideration related to the Sound Surgical acquisition. The provision for income taxes for the three and nine month periods ended September 30, 2012, primarily represents taxes in foreign and state jurisdictions and tax reserves for uncertain tax positions.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), relating to Income Taxes (Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent of ASU 2013-11 is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated condensed financial statements.

Stock-Based Compensation

For the three and nine months ended September 30, 2013 and 2012 employee and non-employee stock-based compensation expense has been allocated as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$158	$127	$438	$366
Sales and marketing	178	249	556	715
Research and development	186	212	495	571
General and administrative	74	616	1,545	1,901

Total stock-based compensation expense	$596	$1,204	$3,034	$3,553

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

•	Non-GAAP gross margin and non-GAAP gross margin as a percentage of sales provide useful information to investors regarding our gross margin by excluding from cost of sales non-cash items like amortization of acquisition related intangibles and stock-based compensation expenses. These costs are generally fixed at the time of acquisition or when the stock-based award is granted, are then expensed or amortized over several years and generally cannot be changed or influenced by management after acquisition or once granted. We further believe that excluding these charges can provide useful information to investors for the reasons stated in the footnotes to these respective items in the presentation that follows.

•	Non-GAAP operating income reflects our ongoing business in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business, as it excludes expenses that may not be regarded as reflective of ongoing operating results like severance expenses and acquisition related in-process research and development expenses, as well as those discussed in non-GAAP gross margin above. We further believe that excluding the identified expenses can provide useful information to investors for the reasons stated in the footnotes to these respective items in the presentation that follows.

•	Non-GAAP Adjusted EBITDA enables investors to assess our compliance with financial covenants under its debt instruments. Our credit facility loans have financial covenants that use non-GAAP adjusted EBITDA as part of the measure.

•	Non-GAAP net income and non-GAAP net income per share, by excluding non-cash and one-time expenses like those discussed in non-GAAP gross margin and non-GAAP operating income measures above, provide useful information to investors and others in understanding and evaluating our financial results and future prospects in the same manner as management and in comparing financial results across accounting periods.

For a detailed explanation of the adjustments made to comparable GAAP measures and the reasons why management uses these adjustments, see items (1) – (7) below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
GAAP Gross margin	$19,049	$21,215	$66,830	$65,006

GAAP gross margin as % of sales	57%	61%	60%	62%

Non-GAAP adjustments to gross margin:
GAAP Gross margin	$19,049	$21,215	$66,830	$65,006
Amortization and other non-cash acquisition related charges (1)	1,592	1,374	4,811	4,407
Stock-based compensation (4)	158	127	438	366

Non-GAAP gross margin	$20,799	$22,716	$72,079	$69,779

Non-GAAP gross margin as % of sales	62%	65%	65%	67%

GAAP income (loss) from operations	$1,995	($2,494)	$7,131	($36,615)
Non-GAAP adjustments to net income (loss) from operations:
Amortization and other non-cash acquisition related charges (1)	2,651	1,729	7,521	5,475
Remeasurement of contingent consideration liability (6)	(8,700)	1,900	(21,300)	32,600
Acquisition-related expenses (3)	250	16	2,154	167
Severance expenses (credits) (2)	1,083	(18)	1,699	1
Stock-based compensation (4)	596	1,204	3,034	3,553

Non-GAAP income (loss) from operations	($2,125)	$2,337	$239	$5,181
Depreciation expenses (5)	841	943	2,570	2,818

Non-GAAP Adjusted EBITDA	($1,284)	$3,280	$2,809	$7,999

GAAP net income (loss)	$644	($2,878)	$1,872	($37,963)
Non-GAAP adjustments to net income (loss):
Amortization and other non-cash acquisition related charges (1)	2,651	1,729	7,521	5,475
Remeasurement of contingent consideration liability (6)	(8,700)	1,900	(21,300)	32,600
Acquisition-related expenses (3)	250	16	2,154	167
Severance expenses (credits) (2)	1,083	(18)	1,699	1
Stock-based compensation (4)	596	1,204	3,034	3,553
Acquisition-related income tax expense (7)	223	—	2,303	—

Non-GAAP net income (loss)	($3,253)	$1,953	($2,717)	$3,833

GAAP basic net income (loss) per share	$0.01	($0.04)	$0.02	($0.60)
Non-GAAP adjustments to basic loss per share:
Amortization and other non-cash acquisition related charges	$0.03	$0.03	$0.10	$0.09
Remeasurement of contingent consideration liability	($0.11)	$0.02	($0.28)	$0.51
Acquisition-related expenses	$0.00	$0.00	$0.03	$0.00
Severance expenses	$0.02	($0.00)	$0.02	$0.00
Stock-based compensation	$0.01	$0.02	$0.04	$0.06
Acquisition-related income tax expense (7)	$0.00	$0.00	$0.03	$0.00

Non-GAAP basic net income (loss) per share	($0.04)	$0.03	($0.04)	$0.06

Non-GAAP diluted net income (loss) per share	($0.04)	$0.03	($0.04)	$0.06

GAAP weighted average shares outstanding used in calculating basic net income (loss) per share	79,791,789	65,947,361	77,171,829	63,017,220

GAAP weighted average shares outstanding used in calculating diluted net income (loss) per share	81,025,627	65,947,361	78,337,342	63,017,220
Adjustments for dilutive potential common stock	(1,233,838)	5,636,830	(1,165,513)	5,258,069

Weighted average shares outstanding used in calculating non-GAAP diluted net income (loss) per share	79,791,789	71,584,191	77,171,829	68,275,289

(1)	Amortization and other non-cash acquisition-related charges are non-cash charges, such as amortization of acquired intangibles, that can be impacted by the timing and magnitude of our acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.

(2)	Severance expenses (credits) include acquisition-related severance expenses (credits) and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(3)	Acquisition-related expenses include direct costs of the acquisition and expenses related to acquisition integration activities. Examples of costs directly related to an acquisition include transaction fees, due diligence costs and certain legal costs related to acquired litigation which are included in general and administrative expenses in our statement of operations. These expenses vary significantly in size and amount and are disregarded by our management when evaluating and predicting earnings trends because these charges are unique to specific acquisitions, and are therefore excluded by us when presenting non-GAAP financial measures.
(4)	Stock-based compensation consists of expenses relating to stock-based awards issued to employees, outside directors and non-employees including stock options, restricted stock units, restricted stock units with performance-based vesting and our Employee Stock Purchase Plan. Because of varying available valuation methodologies, subjective assumptions and the variety of award types, we believe that the exclusion of stock-based compensation expense allows for more accurate comparisons of our operating results to our peer companies, and for a more accurate comparison of our financial results to previous periods. In addition, we believe it is useful to investors to understand the specific impact of stock-based compensation expenses on our operating results.
(5)	Depreciation expenses include depreciation and amortization of leasehold improvements, furniture and fixtures, machinery and equipment, software and computers and equipment. Our management excludes this charge from operating income (loss) to compute non-GAAP earnings before income taxes, depreciation and amortization.
(6)	Remeasurement of contingent consideration liability is a non-cash charge relating to the fair value adjustment, at the end of the reporting period, of the contingent consideration liability associated with certain acquisitions. We consider our operating results without these charges when evaluating our ongoing performance and/or predicting our earnings trends, and therefore exclude such charges when presenting non-GAAP financial measures. We believe the assessment of our operations excluding these costs is relevant to our assessment of internal operations and comparisons to the performance of other companies in our industry.
(7)	Acquisition-related income tax expense primarily relates to the reduction of tax deductible contingent consideration related to the acquisition of Sound Surgical. This income tax expense is disregarded by our management when evaluating and predicting earnings trends because this expense is unique to a specific acquisition, and is therefore excluded by us when presenting non-GAAP financial measures.

Liquidity and Capital Resources

On September 30, 2013, we had a working capital of $21.0 million, which included $7.7 million of cash and cash equivalents. In 2011 and 2013, we substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisition of Liposonix in 2011 and our acquisition of Sound Surgical in 2013, and we expect to be required to make substantial future cash payments in respect of the Liposonix transaction.

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

On August 30, 2013, we entered into an Amended and Restated Loan and Security Agreement (the “Amendment”) which amends and restates the Loan Agreement with the Lender. The Amendment provides for the following, among other things:

Revolving Loan

A secured revolving loan facility for an amount of up to $12 million. We may borrow, repay and reborrow funds under the revolving loan facility until August 30, 2016, at which time the revolving loan facility expires and all outstanding amounts under the facility must be repaid. Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus 1%, subject to a minimum per annum rate of 5%. Interest on borrowings under the revolving loan facility is payable monthly. In the event we elect to terminate the revolving loan facility before the expiration date, we are required to pay a fee in the amount of $360,000. In addition, there are three non-refundable facility fees of $240,000 each payable to the Lender as follows (i) on the date of the Amendment, (ii) on the earlier of the first anniversary of the date of the Amendment or the date that the revolving loan is terminated early, and (iii) on the earlier of the second anniversary of the date of the Amendment or the date that the revolving loan is terminated early.

Term Loan

A secured term loan facility, which consists of two tranches. The first tranche is in an amount equal to $27 million on the date of the Amendment. The second tranche, which may be drawn down between June 30, 2014 and August 29, 2014, is in the amount of $3 million and is subject to us having achieved a target amount of a trailing twelve month EBITDA of at least $15 million for the period ending June 30, 2014. The maturity date of borrowings under both tranches of the term loan facility is February 1, 2017. We drew down $27 million from the first tranche of the term loan facility on August 30, 2013 and the proceeds were used to pay the Lender all outstanding principal and accrued and unpaid interest amounts that were due from us to the Lender under the Loan Agreement, and the remaining proceeds will be used for general working capital purposes.

Borrowings under the secured term loan facility accrue interest at a fixed per annum rate of 3.75%. Term loans borrowed under such facility must be repaid in 30 equal installments of principal and interest on the first day of each month beginning on September 1, 2014. Interest only payments are due monthly on the first day of each month until August 1, 2014. We may prepay all but not less than all amounts under the term loan and in connection with such prepayment, we are required to pay a prepayment fee of $900,000. On the earlier of (i) the maturity date, (ii) the date the term loan is prepaid in full or (iii) the date the loan is accelerated following an event of default, we are required to pay a final payment fee of $2.1 million.

All obligations under the Amendment are secured by substantially all of the personal property of the Company. The Amendment contains restrictions that include, among others, restrictions that our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type.

The Amendment contains customary events of default for a credit facility of this size and type. The occurrence of an event of default could result in an increase in the applicable interest rate in the amount of five percentage points as well as an acceleration of all obligations under the Amendment.

At September 30, 2013, there was no balance outstanding on the revolving loan facility and $27.0 million was outstanding as secured term loans under the Loan Agreement, and $0.4 million was remaining as loan warrant discount. As of September 30, 2013, the Loan Agreement contains financial covenants requiring us to maintain a minimum liquidity, a maximum leverage ratio and a minimum fixed charge coverage ratio. Upon the occurrence of an event of default under the term loan, the lender will be entitled to acceleration of all obligations under the loan agreement and an obligation to repay all obligations in full and such event of default could result in an increase to the applicable interest rate of 5.00%. Any acceleration in the repayment of our indebtedness could adversely affect our business and financial condition. For further discussion of our credit facilities as of December 31, 2012, see Note 6 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 6, 2013.

As of September 30, 2013, the Company was in default of the Amended and Restated Loan and Security Agreement for failing to comply with certain financial covenants and such failure to comply constituted events of default. On November 8, 2013, the Company entered into a Forbearance and First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Lender. The First Amendment provides for the Lender to forbear from exercising its rights and remedies against the Company for such default through the forbearance period, which expires on the earliest to occur of (i) November 30, 2013, (ii) the failure of the Company to comply with any of the terms of the First Amendment, (iii) the occurrence of any new event of default and (iv) the date the Company joins in any suit or proceeding against the Lender. The First Amendment also provides for a decrease of the credit available under the revolving line of credit from $12 million to $6 million and a change to the maturity date of borrowings under the revolving line of credit to December 31, 2013 from March 18, 2015.

On November 14, 2013, we entered into a Term Loan Agreement (the “New Term Loan”) with Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P. (“Capital Royalty”). The New Term Loan provides for an amount of up to $60 million which consists of two tranches. The first tranche is an amount equal to $40 million which shall be made available to us concurrently with the repayment and termination of the existing Amended and Restated Loan and Security Agreement with Silicon Valley Bank, and the remaining proceeds will be used for general working capital purposes. The first tranche may be drawn down between November 14, 2013 and December 31, 2013. The second tranche is for an amount up to $20 million which shall be made available upon us achieving at least $4 million of GAAP operating income during any consecutive three month period prior to December 31, 2014 (the “Second Draw Milestone). The second tranche draw down period must end no later than December 31, 2014 and the draw down request must be made no later than 60 calendar days after achieving the Second Draw Milestone”). The maturity date of borrowings under both tranches of New Term Loan is December 31, 2019.

Borrowings under the New Term Loan accrue interest at a fixed per annum rate of 13.5% which will be paid quarterly in arrears. Before the fourth anniversary of the initial borrowing, interest-only payments shall be payable on the last day of each quarter, at our option, as either 13.5% cash, or 9.00% cash interest and 4.50% paid in-kind interest in the form of additional secured term loans. The payment dates for the principal amounts borrowed under the New Term Loan must be repaid in eight equal quarterly installments on the last day of the quarter during the final two years of the term. We may prepay all but not less than all amounts under the New Term Loan and in connection with such prepayment, we are required to pay a prepayment fee as follows: (i) if the prepayment date is on or before the fourth payment date, a 5.00% fee of the New Term Loan principal amount prepaid; (ii) if the prepayment date is after the fourth payment date but before the eighth payment date, a 4.00% fee of the New Term Loan principal amount prepaid; (iii) if the prepayment date is after the eighth payment date but before the twelve payment date, a 3.00% fee of the New Term Loan principal amount prepaid; (iv) if the prepayment date is after the twelve payment date but before the sixteenth payment date, a 2.00% fee of the New Term Loan principal amount prepaid; (v) if the prepayment date is after the sixteenth payment date but before the twentieth payment date, a 1.00% fee of the New Term Loan principal amount prepaid; and (vi) if the prepayment date is after the twentieth payment date, there is no fee on the New Term Loan principal amount prepaid. In addition, we must pay a financing fee of 1.25% of aggregate proceeds due at each draw down on the New Term Loan.

The New Term Loan contains financial covenants requiring us to maintain minimum liquidity and minimum annual revenue. In the event we do not have annual revenues greater than or equal to the amount required under the minimum revenue financial covenant during the 2014 through 2018 calendar year, we may, at our option, cure the event of default within ninety days of the respective calendar year by raising subordinated debt or equity.

All obligations under the New Term Loan are secured by substantially all of our personal property, except we may maintain one line of financing senior to the New Term Loan as long as: (i) such line is secured solely by our accounts receivable, inventory and cash, (ii) the aggregate amount due and outstanding under such line does not exceed 80% of the amount of eligible accounts receivable outstanding, and securing such obligation, and (iii) the lenders under such line and Capital Royalty agree to a mutually acceptable intercreditor agreement. The New Term Loan contains restrictions that include, among others, restrictions that limit our ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on our capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a Secured Loan of this size and type.

The New Term Loan contains customary events of default for a credit facility of this size and type. The occurrence of an event of default could result in an increase in the applicable interest rate in the amount of 4% points per year payable entirely in cash as well as an acceleration of all obligations under the Amendment.

We plan to draw down $40 million from the first tranche of the New Term Loan in November 2013 and the proceeds will be used to pay Silicon Valley Bank all outstanding principal and accrued and unpaid interest amounts due from us under the Amended and Restated Loan and Security Agreement, and the remaining proceeds will be used for general working capital purposes.

Our future capital requirements depend on a number of factors, including the rate of market acceptance of our current and future products, the resources we devote to developing new products and supporting existing products, the required ramp-up of inventory for new products and contingent payments owed to Valeant Pharmaceuticals International, Inc. (“Valeant”) from the Liposonix acquisition based on achievement against specified revenue and profit targets. Valeant closed its acquisition of Medicis Pharmaceuticals Corporation in December 2012.

We expect to increase capital expenditures consistent with our anticipated growth in manufacturing, infrastructure and personnel. We also may increase our capital expenditures as we expand our product lines or invest to address new markets.

We believe that our current cash and cash equivalent balances, along with our existing revolving loan facility and our New Term Loan will meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future liquidity requirements may increase beyond currently expected levels if we fail to maintain compliance with covenants in our term loan agreements or if unanticipated expenses or other uses of our cash arise. We made a payment of contingent consideration to the former shareholders of Liposonix in connection with the LipoSonix acquisition during the three months ended June 30, 2013 of $15.7 million. The remaining 2013 contingent payment obligation to Valeant and the former shareholders of Liposonix is approximately $5.7 million which will be paid in the quarter ended December, 2013. The fair value of the Liposonix contingent consideration due after 2013 was $23.6 million at September 30, 2013. If sales of Liposonix products are higher than expected during the remainder of the six-year earn-out period, our contingent payment obligation to Valeant and the former shareholdres of Liposonix and our working capital requirements will grow beyond our current expectations. In such event we may need to secure additional financing beyond any cash generated from operations and cash available under our current credit facilities. Further, we have consummated acquisitions of other businesses in the past and continue to evaluate potential strategic acquisitions of complementary businesses, products or technologies. If we elect to complete additional acquisitions in the future our cash needs are likely to exceed the amount of cash we currently expect to have to fund our operations. In order to meet our future liquidity needs or to fund acquisitions, we may seek additional equity and/or debt financing. Additional financing may not be available on a timely basis on terms acceptable to us, or at all. Any future equity financing would result in dilution to our stockholders and future debt financing may subject us to restrictions on the operation of our business and on our ability to pursue business development opportunities. The availability of financing or merger opportunities will depend, in part, on market conditions, and the outlook for our company.

Net Cash Used in Operating Activities. Net cash used in operating activities was $15.7 million for the first nine months of 2013, compared to $3.0 million cash provided in the same period in 2012. During the first nine months of 2013, we made a total payment of $15.7 million towards the Liposonix contingent consideration obligation, of which $9.4 million is classified as an operating activity in the Statement of Consolidated Cash Flows. In addition, cash was used by a $0.8 million decrease in accrued liabilities, an increase of $3.4 million in inventory attributable to the ramp-up of inventory for our Clear + Brilliant and Liposonix products, and a decrease of $1.3 million in accounts payable, and $4.7 million in net cash used from net income after adjusting for non-cash items. These were partially offset by a $1.3 million decrease in prepaid and other current assets, a decrease of $2.1 million in accounts receivable and a $0.4 million increase in customer deposits. During the first nine months of 2012, cash was provided by a $0.8 million decrease in prepaid and other current assets, a $0.5 million increase in accounts payable, a $0.2 million increase in customer deposits, and $7.5 million in net cash provided from net loss after adjusting for non-cash items. These were partially offset by an increase of $3.9 million in accounts receivable, a $0.8 million increase in inventory attributable to the ramp-up of inventory for our new Clear + Brilliant and Liposonix products, a $0.8 million decrease in deferred revenue, and a $0.2 million decrease in accrued liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5.7 million for the first nine months of 2013 compared with $2.1 million cash used in investing activities during the same period in 2012. During the first nine months of 2013, net cash of $1.4 million was used for payments to acquire property and equipment and $4.2 million was used for the acquisition of Sound Surgical, net of cash received. During the first nine months of 2012, net cash of $2.1 million was used for payments to acquire property and equipment.

Net Cash Used in Financing Activities. Net cash used in financing activities was $9.1 million for the first nine months of 2013 compared with $20.2 million of net cash provided from financing activities in the same period in 2012. During the first nine months of 2013, $6.3 million of the payment made on the Liposonix contingent consideration obligation was classified as a financing activity, we made payments in total of $35.1 million on our revolving loan, term loans and subordinated debt facility, payment of debt financing fees of $2.4 million, and we paid $0.9 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units. These were partially offset by the proceeds of $27 million from the draw down on our amended and restated term loan and $8.0 million from the draw down on our revolving loan facility, and the receipt of $0.7 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan. During the first nine months of 2012, we completed a public offering of our common stock which resulted in net proceeds of $16.1 million in cash. We also drew down $10 million on our subordinated debt facility and received $0.6 million in proceeds from exercise of stock options and purchases under the employee stock purchase plan. These were offset partially by net payments of $6.1 million on our term and revolving loans and $0.5 million to settle tax obligations on behalf of our employees for the issuance of restricted stock units.

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

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management including our interim Chief Executive Officer and our Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosure.

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

The Company is involved in litigation as discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements disclosed in this Company’s Quarterly Report on Form 10-Q.

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

The aesthetic industry in which we operate is particularly vulnerable to economic trends. The decision to undergo a procedure from one of our systems is driven by consumer demand. Most procedures performed using our systems are elective procedures, the cost of which must be borne by the patient, and are not reimbursable through government or private health insurance. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. The general economic difficulties being experienced by our customers and the lack of availability of consumer credit for some of our customers are adversely affecting the market in which we operate.

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

We incurred a loss of $38.0 million for the year ended December 31, 2012, despite revenue growth during this period and although we were profitable in the nine months ended September 30, 2013, we may not be able to sustain such profitability. In the past, we have expanded our business and increased our expenses in order to grow revenue. We will have to increase our revenue while effectively managing our expenses in order to achieve sustained profitability. Our failure to achieve or sustain profitability could negatively impact the market price of our common stock.

We may be required to raise additional capital and/or debt financing on unfavorable terms.

We substantially increased our outstanding indebtedness, and reduced our available cash balances, with our acquisitions of Liposonix in 2011 and our acquisition of Sound Surgical in 2013, and we expect to make substantial future cash payments in respect of the Liposonix transaction. In addition, in August 2013, we amended our outstanding loan and security agreements with Silicon Valley Bank and drew down $27 million on the amended term loan facility. The proceeds were used to pay all outstanding principal and accrued and unpaid interest amounts due under the loan and security agreement. Furthermore, in November 2013, we entered into a New Term Loan with Capital Royalty and will draw down $40 million on this credit facility. The proceeds will be used to pay all outstanding principal and accrued and unpaid interest amounts due under the amended loan and security agreement and the remaining proceeds will be used for general working capital purposes. Interest only payments under the New Term Loan facility begin in December 2013, and principal payments will commence in December 2017. If we fail to achieve sustained profitability and positive cash flow or if unanticipated expenses or other uses of cash arise, our liquidity needs may exceed our cash and cash equivalents and available credit facilities. We have very few authorized and unissued, or unreserved, shares of capital stock, so our ability to raise capital through the issuance of equity securities is extremely limited. Other forms of financing may not be available on a timely basis on terms acceptable to us, or at all. The availability of financing will depend, in part, on market conditions, and the outlook for our company. If we raise additional funds by issuing debt, we may not be able to obtain such debt with favorable terms, and we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate funds are not available with favorable terms, we may have to delay development of new products or reduce marketing, customer support or other resources devoted to our products. In addition, if we are unable to obtain financing as needed, we may come into breach of our outstanding loan covenants. Any of these factors could harm our business and financial condition.

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

Our secured term loan contains certain financial covenants which require us to maintain a certain liquidity ratio and specified levels of EBITDA (as defined in the loan agreement) each fiscal quarter. We are also subject to restrictive covenants, including among others covenants that restrict our ability to incur additional indebtedness, to dispose of assets, to effect certain corporate transactions, including specified mergers or acquisitions, and to pay dividends. The loan agreement generally provides for customary events of default, including among others non-payment defaults, covenant defaults, and a default in the event a material adverse change occurs. As of September 30, 2013, we were not in compliance with certain financial covenants under this facility and we entered into a Forbearance Agreement in which the forbearance period expires on the earliest to occur of (i) November 30, 2013, (ii) the failure of the Company to comply with any of the terms of the First Amendment, (iii) the occurrence of any new event of default and (iv) the date the Company joins in any suit or proceeding against the Lender. There is no assurance that we will be able to regain compliance with these financial covenants. Upon the occurrence of an event of default under the term loan, the lender is entitled to acceleration of all obligations under the loan agreement and an obligation to repay all obligations in full and such event of default could result in an increase to the applicable interest rate of 5.00%. Any acceleration in the repayment of our indebtedness could adversely affect our business and financial condition.

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

As a result of the acquisition of Medicis Technologies Corporation, we may be required to make additional cash payments for attainment of certain targets. We recorded a liability for the contingent consideration payments with a fair value of $29.3 million at September 30, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our condensed consolidated statements of operations.

We may incur goodwill impairment charges that would adversely affect our operating results.

We review goodwill for impairment annually and more frequently if events and circumstances indicate that impairment possibly exists. Factors we would consider important that could trigger an impairment review include, but are not limited to, a significant decline in our stock price for a sustained period and decreases in our market capitalization below the recorded amount of our net assets for a sustained period. Our stock price is highly volatile and has experienced significant declines in the past. The decline in the Company’s stock price during the three months ended September 30, 2013, and a decline in actual and projected results for relative periods appeared to be indicators that goodwill might be impaired at September 30, 2013. As a result the Company performed a goodwill impairment analysis at September 30, 2013 and determined that the fair value of the Company exceeded the carrying value by more than 15% and thus no goodwill impairment was identified at September 30, 2013. If we have additional indicators of impairment and assess that the fair value of the company is below the carrying value, an impairment of goodwill may result. The balance of goodwill was $104.0 million as of September 30, 2013. There can be no assurance that future goodwill impairments will not occur.

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

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of September 30, 2013, we had 147 issued U.S. patents, 74 pending U.S. patent applications, 146 issued foreign patents and 111 pending foreign patent applications, some of which foreign applications preserve an opportunity to pursue patent rights in multiple countries. Some of our system components are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, we do not have patent rights in all foreign countries in which a market may exist, and where we have applied for foreign patent rights, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Many of our officers and key employees do not have employment contracts with us and can terminate their employment at any time. The loss of any of our senior management team members could weaken our management expertise and harm our business. In the third quarter of 2013, our Chief Executive Officer resigned and we have announced a search for his replacement. We cannot be assured that we will identify and attract a capable replacement, and our inability to do so could impede our efforts to improve our operating results and financial condition.

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

We have recently announced a restructuring and there can be no assurance that it will achieve the goals that we have for its implementation.

In November 2013 we announced that we intended to implement an operating plan for 2014 that would significantly reduce our operating expenses and that we had implemented a reduction in work force as a step to achieve certain aspects of our goals in this regard. We will incur charges associated with our restructuring actions by the first quarter of 2014. While our goal in adopting the 2014 operating plan will be to make our operations more efficient, there can be no assurance that our goals will be achieved. Activities of this nature frequently prove to be disruptive to companies that implement them, and we may experience greater employee attrition, and disruptions in our operations, as a result of these measures. As a result, our sales processes could be less effective, our ability to generate new and improved products could be impaired and our operating results and financial condition could be adversely affected.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearances for various indications for our Thermage and Fraxel systems. In addition, 510(k) clearance has been obtained for various indications of our recently acquired Isolaz systems, CLARO products, and Fraxel and Liposonix systems. However, our clearances can be revoked if safety or effectiveness problems develop. We are also subject to Medical Device Reporting regulations, which require us to report to the FDA if our product causes or contributes to a death or serious injury, or malfunctions in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Our products are also subject to state regulations which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our systems to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our systems. However, a state could change its regulations at any time, disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

As of September 30, 2013, we had 79.8 million shares of our common stock outstanding. We may be required to issue up to 3.6 million additional shares in 2014 as contingent consideration in the Sound Surgical acquisition. If our stockholders sell substantial amounts of our common stock in the public market, for example, liquidation of shares held by our principal stockholders, including shares issued upon the exercise of outstanding options, the market price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
1.1	Underwriting Agreement between the Company and Canaccord Genuity Inc., as representative of the Underwriters, dated August 2, 2012	8-K	001-33123	1.1	August 2, 2012

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Amended and Restated Loan and Security Agreement dated as of August 30, 2013 by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	September 5, 2013

10.2	Forbearance and First Amendment to Amended and Restated Loan and Security Agreement dated as of November 8, 2013 by and between Solta Medical Inc. and Silicon Valley Bank.					X

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLTA MEDICAL, INC.

Date: November 15, 2013	/s/ Mark M. Sieczkarek
Mark M. Sieczkarek
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2013	/s/ John F. Glenn
John F. Glenn
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Date Filed
1.1	Underwriting Agreement between the Company and Canaccord Genuity Inc., as representative of the Underwriters, dated August 2, 2012	8-K	001-33123	1.1	August 2, 2012

3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-13650	3.3	November 9, 2006

3.2	Amended and Restated Bylaws	8-K	001-33123	3.1	April 12, 2012

10.1	Amended and Restated Loan and Security Agreement dated as of August 30, 2013 by and between Solta Medical, Inc. and Silicon Valley Bank.	8-K	001-33123	10.1	September 5, 2013

10.2	Forbearance and First Amendment to Amended and Restated Loan and Security Agreement dated as of November 8, 2013 by and between Solta Medical Inc. and Silicon Valley Bank.					X

31.1	Certification of Chief Executive Officer under Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer under Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Securities Exchange Act Rule 13a-14(b).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X